Form 10KSB
period 1998-03-31
VIABLE RESOURCES INC
filed 1999-11-04
CIK 319008

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D.  C.  20549
                             FORM  10-KSB

(x )    ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
For the  fiscal year ended                                  March 31, 1998
                                                -------------------------------

(  )    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
     For  the  transition  period  from  to

     Commission  File  number                          0-0751
                                           -------------------------------

VIABLE   RESOURCES,  INC
------------------------
(Exact  name  of  registrant  as  specified  in  charter)

         Nevada                                                 83-0242652
------------------------------                         -------------------
State  or  other jurisdiction of incorporation    (I.R.S.  Employer  I.D.  No.)
 or  organization

   4700  South  900  East,   41B  , Salt  Lake City,  Utah                84117
----------------------------------------------------------     ----------------
(Address  of  principal  executive  offices)     (Zip  Code)

Issuer's  telephone  number,  including area  code               801-  265-2170
                                                   ----------------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title  of  each  class                Name of each exchange on which  registered
       None                                               None
   -----------                              -----------------------------

Securities  registered  pursuant  to  section  12  (g  )  of  the  Act:
 $0.01  par  value  common  stock
---------------------------------------
         (Title  of  Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1) Yes [   ]   No [ x  ]                         (2)  Yes [ x ]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $   -0-
                                                                   ----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At March 31, 1998, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS DURING THE PAST FIVE YEARS)

     Not  applicable

     (APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS)

As  of  March  31, 1998, the registrant had   13,013,300  shares of common stock
issued  and  outstanding.

     DOCUMENTS  INCORPORATED  BY  REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c)  under  the  Securities  Act  of  1933:  NONE

     TABLE  OF  CONTENTS



PART  I               Page
-------               ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      4

ITEM  2.     DESCRIPTION  OF  PROPERTIES                                    4

ITEM  3.     LEGAL  PROCEEDINGS                                             4

ITEM  4.     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS       4

PART  II
--------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS  4

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION  5

ITEM  7.     FINANCIAL  STATEMENTS                                          6

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE                         6

PART  III
---------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND
             CONTROL PERSONS; COMPLIANCE  WITH  SECTION  16  (a)
             OF  THE  EXCHANGE  ACT                                         6

ITEM  10.     EXECUTIVE  COMPENSATION                                       9

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS
              AND MANAGEMENT                                                9

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS           10

PART  IV
--------

ITEM  13.     EXHIBITS                                                     11

     ITEM  1.  DESCRIPTION  OF  BUSINESS



HISTORY  AND  ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 24, 1978 with authorized common stock of 25,000,000 shares at a par value of $.01. Since inception the Company and its wholly owned subsidiary has been engaged in the business of the exploration, development and production of mineral properties. During 1992 the Company ceased operations and has since remained inactive.



     ITEM  2.  DESCRIPTION  OF  PROPERTIES



The  Company  does  not  maintain  any  office  nor  does  it  own  any property



     ITEM  3.  LEGAL  PROCEEDINGS


None


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 1998.



     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


During the past three years there has not been an established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the foreseeable future. At March 31, 1998, the Company had 1,750 shareholders.

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

The Company was incorporated under the laws of the state of Nevada on August 24, 1978 with authorized common stock of 25,000,000 shares at a par value of $.01. Since inception the Company and its wholly owned subsidiary has been engaged in the business of the exploration, development and production of mineral properties. During 1992 the Company ceased operations by the loss of its remaining assets and its wholly owned subsidiary and has since remained inactive.


 On February 29, 1984, the Registrant filed a voluntary petition under chapter XI of the United States Bankruptcy Code, in the United States Bankruptcy Court, District of Wyoming. Previous Annual Reports on Forms 10-K have detailed the background of the filing and progress in the reorganization proceedings. On February 18, 1987, the Bankruptcy Court confirmed the Registrant's plan of Reorganization which had been submitted to and approved by creditors. On July 13, 1988, the Bankruptcy Court issued the final decree closing the case of Viable Resources, Inc. No 84-00138-B, pursuant to Rule 3022 of the bankruptcy rules.

The ability of the Registrant to meet its obligations under the plan depended on the operational success under the agreement. The registrant's share of the revenues under the agreement was not sufficient to meet the payments to creditors under the plan and during 1990 became delinquent on the payments to creditors.
 .
At the date of this report all remaining debt of the registrant after completion of the bankruptcy has been extinguished by the statute of limitations.

The company is considered to have been in the development stage since April 1, 1993.

The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past the board of directors has approved a resolution authorizing the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity  and  Capital  Resources
----------------------------------

As  of  March  31,  1998  the  Company  had  no  assets  and  no  liabilities.

Results  of  Operations
-----------------------

Since the Company ceased operations in 1992, its only activity has involved the investigation of potential business opportunities.


     ITEM  7.  FINANCIAL  STATEMENTS


The financial statements of the Company are included following the signature page to this form 10-KSB.


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None


     ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL
     PERSONS;  COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT


Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

The following table sets forth as of March 31, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name              Age     Position     Director  and/or  Officer  Since
----              ---     --------     --------------------------------

Z.  S.  Merritt   70    President       January  1983  to  July  1999
Lynn  Noerring    28    President       After  July  1,  1999

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Lynn Noerring - Ms.  Noerring was a health technician from May 1988 to July 1998
-------------
for the headquarters Group Military entrance Process Station at Fort Douglas, Utah and worked with all branches of the Service ensuring successful in and out processing for the Navy, Air Force, Army, Coast Guard, Marine Corp, and Army National Guard. As a GS5-7 she served as Secretary to the Commander Lt. Col Fitspatrick and gained extensive experience compiling civilian and military evaluation reports working directly with the Main Headquarters in Chicago in addition to the Western Sector in Denver.

Z.  S.  Merritt - Mr. Merritt has been a Director and a Corporate Officer of the
-----------------
Registrant since its inception in August, 1978. He had been self-employed as a consulting geologist and landman in Casper, Wyoming since August, 1974 and was employed by Western Standard Corporation of Riverton, Wyoming as a Vice President and a Director in charge of prospect acquisitions, exploration and development. During 1968 and 1969, Mr. Merritt was manager of the uranium exploration program for International Nuclear Corporation (now INEXCO) of Colorado. Mr. Merritt was the Secretary, Treasurer and a Director of Extractive Fuels, Inc. Of Casper, Wyoming from September 1975, until his resignation in May, 1980. He has also been the President of Prairie Energy Minerals.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)  engaging  in  any  type  of  business  practice;  or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Since the Company ceased operations, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to
Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of March 31, 1998, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                Position                     Report  to  be  Filed
----                --------                     ---------------------

Z.  S.  Merritt     President  and  Director     Form  3
Lynn  Noerring      President  and  Director     Form  3




     ITEM  10.  EXECUTIVE  COMPENSATION



CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 1998, 1997, and 1996.

BONUSES  AND  DEFERRED  COMPENSATION
None.

COMPENSATION  PURSUANT  TO  PLANS
None.

PENSION  TABLE
None.

OTHER  COMPENSATION
None

COMPENSATION  OF  DIRECTORS
None.

TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL  ARRANGEMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of March 31, 1998, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


     NATURE  OF     NUMBER  OF
NAME  OF  PERSON  OR  GROUP     OWNERSHIP     SHARES  OWNED     PERCENT
---------------------------     ---------     -------------     -------

Officers  and  Directors  and
  Principal  Shareholders:

Z.  S.  Merritt                   -                  -               -
Lynn  Noerring                    -                  -               -

All  Officers  and  Directors
  as  a  Group                    -                  -               -



     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS



TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS  OF  MANAGEMENT

There were not material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS  WITH  PROMOTERS

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not considered to be material.


     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title  of  Document                                                Page
-------------------                                                ----

Report  of  Andersen  Andersen  and  Strong                        12

Balance  Sheet  as  of  March  31,  1998                           13

Statements  of  Operations  for  years  ended March 31, 1998,     14
    and 1997 and  the  period  from  April  1,  1993
     to  March  31,  1998

Statements  of Changes in Stockholders' Equity for the
    period from April 1, 1993  to  March  31,  1998               15

Statements  of  Cash  Flows  for the years ended 7                16
    March 31, 1998 and 199 and  the  period  from
    April  1,  1993  to  March  31,  1998

Notes  to  Financial  Statements                                  17

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report by reference:

None.



     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  VIABLE  RESOURCES,  INC.

                                 /s/  Lynn  Noerring
Date:October 25, 1999        By----------------------------------
                             Lynn  Noerring,  President  and  Director

Board  of  Directors
Viable  Resources,  Inc.
Salt  Lake  City,  Utah

     REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

We have compiled the accompanying balance sheet of Viable Resources, Inc. (a development stage Company) at March 31, 1998 and the statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997 the period from April 1, 1993 (date of inception of development stage) to March 31, 1998 in accordance with standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the working capital necessary for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Andersen  Andersen  &  Strong

October  21,  1999
Salt  Lake  City,  Utah

                       VIABLE   RESOURCES,  INC.
                   (  DEVELOPMENT  STAGE  COMPANY  )
                           BALANCE  SHEET
                          MARCH  31,  1998




ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $          462
                                                        ---------------

  Total Current Assets . . . . . . . . . . . . . . . .  $          462
                                                        ===============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $            -
                                                        ---------------

Total Current Liabilities. . . . . . . . . . . . . . .               -
                                                        ---------------

STOCKHOLDERS' EQUITY

Common stock
       25,000,000 shares authorized, at $0.01 par
       value; 13,013,300 shares issued and outstanding         130,133
    Capital in excess of par value . . . . . . . . . .       6,464,654

Accumulated deficit. . . . . . . . . . . . . . . . . .      (6,594,325)
                                                        ---------------

Total Stockholders' Equity . . . . . . . . . . . . . .             462
                                                        ---------------

                                                        $          462
                                                        ===============



     The  accompanying notes are an integral part of these financial statements.

                            VIABLE  RESOURCES,  INC.
                       (  DEVELOPMENT  STAGE  COMPANY  )
                          STATEMENTS  OF  OPERATIONS
               FOR  THE  YEARS  ENDED  MARCH  31,  1998  AND  1997
                       AND  THE  PERIOD  APRIL  1,  1993
     (DATE  OF  INCEPTION  OF  DEVELOPMENT  STAGE)  TO  MARCH  31,  1998



                                                  APR 1, 1993
                        MAR 31,       MAR 31,     (NOTE 1) TO
                         1998          1997       MAR 31, 1998
                     -------------  -----------  --------------
REVENUES. . . . . .  $      8,692   $    26,667  $      40,439

EXPENSES. . . . . .       604,542        13,896        449,025
                     -------------  -----------  --------------

NET LOSS. . . . . .  $   (595,850)  $    12,771  $    (408,586)
                     =============  ===========  ==============



NET LOSS PER COMMON
SHARE

  Basic . . . . . .  $     (0.046)  $         -
                     -------------  -----------


AVERAGE OUTSTANDING
   SHARES

     Basic. . . . .    13,013,300    13,013,300
                     -------------  -----------




     The  accompanying notes are an integral part of these financial statements.

                         VIABLE   RESOURCES,  INC.
                    (  DEVELOPMENT  STAGE  COMPANY)
            STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
    PERIOD  APRIL  1,  1993  (DATE  OF  INCEPTION  OF  DEVELOPMENT  STAGE)
                         TO  MARCH  31,  1998




                                                  COMMON STOCK         CAPITAL In
                                                  ------------         EXCESS OF   ACCUMULATED
                                               SHARES       AMOUNT     PAR VALUE      DEFICIT
                                            ------------  ----------  ------------  ------------
BALANCE APRIL 1,  1993 (date of inception.    13,013,300  $  130,133  $  6,464,654  $(6,185,739)
      of development stage)

Net operating loss for the year ended
    March 31, 1994 . . . . . . . . . . . .             -           -             -      (34,339)

Net operating profit for the year ended
    March 31, 1995 . . . . . . . . . . . .             -           -             -           99

Net operating profit for the year ended
     March 31, 1996. . . . . . . . . . . .             -           -             -      208,733

Net operating profit for the year ended
     March 31, 1997. . . . . . . . . . . .             -           -             -       12,771

Net operating loss for the year ended
    March 31, 1998 . . . . . . . . . . . .             -           -             -     (595,850)


BALANCE MARCH 31, 1998 . . . . . . . . . .    13,013,300  $  130,133  $  6,464,654  $(6,594,325)
                                            ============  ==========  ============  ============



The accompanying notes are an integral part of these  financial  statements.

                      VIABLE   RESOURCES,   INC.
                  (  DEVELOPMENT  STAGE  COMPANY  )
                     STATEMENT  OF  CASH  FLOWS
       FOR  THE  YEARS  ENDED  MARCH  31,  1998  AND  1997
AND  THE  PERIOD  APRIL  1,  1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                       TO  MARCH  31,  1998


                                                                APR  1,1993
                                      MAR  31,    MAR  31,      (  NOTE  1)
                                       1998        1997     TO  MAR  31,  1998
                                       ----        ----     ------------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . .  $(595,850)  $ 12,771   $(408,586)

Adjustments to reconcile net loss to
net cash provided by operating
activities
         Loss of assets . . . . . . . .    598,900          -     409,048
         Changes in accounts receivable     12,500    (12,500)          -
         Changes in accounts payable. .    (15,666)         -           -


      Net Cash Changes from Operations.       (116)       271         462
                                         ----------  ---------  ----------


CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . .          -          -           -
                                         ----------  ---------  ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
                                                 -          -           -
                                         ----------  ---------  ----------

Net Increase (Decrease) in Cash . . . .       (116)       271         462

Cash at Beginning of Period . . . . . .        578        307           -
                                         ----------  ---------  ----------

Cash at End of Period . . . . . . . . .  $     462   $    578   $     462
                                         ==========  =========  ==========



The  accompanying  notes  are an integral part of these financial  statements.

                           VIABLE   RESOURCES,   INC.
                       (  DEVELOPMENT  STAGE  COMPANY  )
                       NOTES  TO  FINANCIAL  STATEMENTS



1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 24, 1978 with authorized common stock of 25,000,000 shares at a par value of $.01. Since inception the Company and its wholly owned subsidiary has been engaged in the business of the exploration, development and production of mineral
properties.   During  1992  the  Company  ceased  operations    and  has  since
remained  inactive.

On February 29, 1984, the Registrant filed a voluntary petition under chapter XI of the United States Bankruptcy Code, in the United States Bankruptcy Court, District of Wyoming. Previous Annual Reports on Form 10-K have detailed the background of the filing and progress in the reorganization proceedings. On February 18, 1987, the Bankruptcy Court confirmed the Registrant's plan of Reorganization which had been submitted to and approved by creditors. On July 13, 1988, the Bankruptcy Court issued the final decree closing the case of Viable Resources, Inc. No 84-00138-B, pursuant to Rule 3022 of the bankruptcy rules.

The ability of the Registrant to meet its obligations under the plan depended on the operational success under the agreement. The registrant's share of the revenues under the agreement was not sufficient to meet the payments to creditors under the plan and during 1990 became delinquent on the payments to creditors.

At the date of this report all remaining debt of the registrant after completion of the bankruptcy has been extinguished by the statute of limitations.

The company is considered to have been in the development stage since April 1, 1993.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On March 31, 1998, the Company had a net operating loss carry forward of $6,594,325. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and an estimated 6,000,000 of the loss carry forward has expired and the balance will expire starting in 1999 through 2018.

                         VIABLE   RESOURCES,   INC.
                     (  DEVELOPMENT  STAGE  COMPANY  )
             NOTES  TO  FINANCIAL  STATEMENTS  -  CONTINUED



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial  instruments
----------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB No. 128.


3.  GOING  CONCERN

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to pursue its objective.