Form 10QSB
period 1998-06-30
VIABLE RESOURCES INC
filed 1999-11-04
CIK 319008

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
               WASHINGTON,  D.  C.  20549
                      FORM  10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        June  30,  1998
                                   ----------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from ------------ to-----------------
Commission  File  number                0-0751
                                 ------------------
            VIABLE   RESOURCES,   INC.
            --------------------------
(Exact  name  of  registrant  as  specified  in  charter)

Nevada                                            83-0242652
-----------------------------                  ----------------
(State  or  other  jurisdiction  of            (I.R.S.  Employer
incorporation  or  organization)               Identification  No.)

  4700  South  900  East,  41B,  Salt  Lake  City,  Utah            84117
--------------------------------------------------------     ------------------
(Address  of  principal  executive  offices)                     (Zip  Code)

                 801-265-2170
            ------------------------
Registrant's  telephone  number,  including  area  code

                               N/A
-------------------------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [ x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                    Outstanding  as  of  June  30,  1998
     ------------------             --------------------------------------
     Common  Stock,  $0.001                      13,013,300

     INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                    3

     Balance  Sheets                                                    4
   June  30,  1998  and  March  31,  1998

     Statements  of  Operations
   For  the  three  months  ended  June  30,  1998  and  1997           5
   and  the  period from April 1, 1993 to June  30,  1998

     Statement  of  Changes  in  Stockholders'  Equity
   For  the  period  from  April  1,  1993  to  June  30,  1998         6

     Statements  of  Cash  Flows
    For  the  three  months  ended  June  30,  1998  and  1997          7
    and the period from April 1, 1993  toJune  30,  1998

     Notes  to  Financial  Statements                                   8

     ITEM  2.     Plan  of  Operations                                 10

PART  II.     Signatures                                               11

     PART  I  -  FINANCIAL  INFORMATION



     ITEM  1.  FINANCIAL  STATEMENTS

The accompanying balance sheets of Viable Resources, Inc. (a development stage company) at June 30, 1998 and March 31 1998, and the statements of operations for the three months ended June 30, 1998 and 1997 and the period from April 1, 1993 to June 30, 1998, the cash flows and the statement of stockholder' equity for the three months ended June 30, 1998 and 1997, and the period from April 1, 1993 to June 30, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending March 31, 1999.

VIABLE  RESOURCES,   INC.
(  DEVELOPMENT  STAGE  COMPANY)
BALANCE  SHEETS
JUNE  30,  1998,  AND  MARCH  31,  1998


                                                           JUNE 30,      MARCH 31,
                                                            1998           1998
ASSETS                                                    --------       ---------

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $       462
                                                           ------------  ------------

  Total Current Assets. . . . . . . . . . . . . . . . . .  $         -   $       462
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                           ------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . . .            -             -
                                                           ------------  ------------

STOCKHOLDERS' EQUITY

Common stock
        25,000,000 shares authorized, at $0.01 par value;
         13,013,300  shares issued and outstanding. . . .      130,133       130,133

Capital in excess of par value. . . . . . . . . . . . . .    6,464,654     6,464,654

    Accumulated deficit . . . . . . . . . . . . . . . . .   (6,594,787)   (6,594,325)
                                                           ------------  ------------

Total Stockholders' Equity. . . . . . . . . . . . . . . .            -           462
                                                           ------------  ------------

                                                           $         -   $       462
                                                           ============  ============




     The  accompanying notes are an integral part of these financial statements.
                    VIABLE   RESOURCES,  INC.
             (  DEVELOPMENT  STAGE  COMPANY)
                STATEMENTS  OF  OPERATIONS
  FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  1998,  AND  1997
  AND  THE  PERIOD  FROM  APRIL  1,  1993  TO  JUNE  30,  1998





                      THREE MONTHS   THREE MONTHS    APR 1, 1993 TO
                        JUN 30,         JUN 30,
                          1998           1997         JUN 30, 1998
                     --------------  -------------  ----------------

REVENUES. . . . . .  $           -   $           -  $        40,439


EXPENSES. . . . . .            462               -          449,487
                     --------------  -------------  ----------------

NET LOSS. . . . . .  $        (462)  $           -  $      (409,048)
                     ==============  =============  ================



 GAIN (LOSS) PER
COMMON SHARE

     Basic. . . . .  $           -   $           -
                     --------------  -------------



AVERAGE OUTSTANDING
     SHARES

     Basic. . . . .     13,013,300      13,013,300
                     --------------  -------------

     The  accompanying notes are an integral part of these financial statements.

               VIABLE   RESOURCES,  INC.
            (  DEVELOPMENT  STAGE  COMPANY)
     STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
PERIOD  APRIL  1,  1993  (DATE  OF  INCEPTION  OF  DEVELOPMENT  STAGE)
                 TO  JUNE  30,  1998


                                               COMMON  STOCK       CAPITAL In
                                           --------------------    EXCESS  OF    ACCUMULATED
                                            SHARES      AMOUNT     PAR  VALUE      DEFICIT
                                            ------      ------     ----------    ----------
BALANCE APRIL 1,  1993 (date of inception.  13,013,300  $ 130,133  $ 6,464,654  $(6,185,739)
      of development stage)

Net operating loss for the year ended
    March 31, 1994 . . . . . . . . . . . .           -          -            -      (34,339)

Net operating profit for the year ended
    March 31, 1995 . . . . . . . . . . . .           -          -            -           99

Net operating profit for the year ended
     March 31, 1996. . . . . . . . . . . .           -          -            -      208,733

Net operating profit for the year ended
     March 31, 1997. . . . . . . . . . . .           -          -            -       12,771

Net operating loss for the year ended
    March 31, 1998 . . . . . . . . . . . .           -          -            -     (595,850)


BALANCE MARCH 31, 1998 . . . . . . . . . .  13,013,300    130,133    6,464,654   (6,594,325)


Net operating loss for the three months
    ended June 30, 1998. . . . . . . . . .           -          -            -         (462)


BALANCE JUNE 30, 1998. . . . . . . . . . .  13,013,300  $ 130,133  $ 6,464,654  $(6,594,787)
                                            ==========  =========  ===========  ============



The accompanying notes  are an integral  part  of  these  financial  statements

                           VIABLE   RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
      AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                                TO JUNE 30, 1998


                                               JUN  30,  JUN  30,      APR  1,1993
                                               1998      1997          TO  JUN  30,  1998
                                               ----      ----        ------------------


CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . .  $  (462)  $    -        $(409,048)

Adjustments to reconcile net loss to
net cash provided by operating
activities
         Loss of assets . . . . . . . . . . .        -        -          409,048



      Net (Decrease) in Cash  from Operations     (462)       -                -
                                               --------  ------        ----------


CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . . . . .        -        -                -
                                               --------  ------        ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
                                                     -        -                -
                                               --------  ------        ----------

Net Increase (Decrease) in Cash . . . . . . .     (462)       -                -

Cash at Beginning of Period . . . . . . . . .      462        -                -
                                               --------  ------        ----------

Cash at End of Period . . . . . . . . . . . .  $     -   $    -        $       -
                                               ========  ======        ==========




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

Income  Taxes
-------------

On March 31, 1998, the Company had a net operating loss carry forward of $6,594,325. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and an estimated 6,000,000 of the loss carryforward has expired and the balance will expire starting in 1999 through 2018.

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

ITEM  2.   PLAN  OF OPERATIONS


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

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its planned activity.

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.


     PART  2  -  SIGNATURES


     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                VIABLE  RESOURCES,INC.
                                                     [Registrant]


                                                /s/  Lynn  Noerring
                                               ----------------------------
Dated:  October 25, 1999                  By     Lynn Noerring, President