Form 10QSB
period 1998-09-30
VIABLE RESOURCES INC
filed 1999-11-05
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        September  30,  1998
                                   ---------------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from ------- to--------------
Commission  File  number            0-0751
                              ----------------------
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

                                  801-265-2170
                                  ------------
               Registrant's telephone number, including area code

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

     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                   Outstanding  as  of  September  30,  1998
     ------------------            -------------------------------------------
     Common  Stock,  $0.001                      13,013,300

                                      INDEX
                                                                           Page
                                                                         Number
                                                                         ------
     PART  I.
     --------

     ITEM  1.     Financial  Statements  (unaudited)                         3

                  Balance  Sheets                                            4
                  September  30,  1998  and  March  31,  1998

                  Statements  of  Operations
                  For  the  three  and  six  months  ended
                  September  30,  1998 and 1997  and  the  period from
                  April 1, 1993 to September  30,  1998                      5

                  Statement  of  Changes  in  Stockholders'  Equity
                  For  the  period  from  April  1,  1993  to
                  September  30,  1998                                       6

                  Statements  of  Cash  Flows
                  For  the  six  months  ended  September  30,  1998
                  and  1997  and the period from April 1, 1993  to
                  September  30,  1998                                       7

                  Notes  to  Financial  Statements                           8

     ITEM  2.     Plan  of  Operations                                      10

     PART  II.     Signatures                                               11
     --------

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Viable Resources, Inc. (a development stage company) at September 30, 1998 and March 31 1998, and the statements of operations for the three and six months ended September 30, 1998 and 1997 and the period from April 1, 1993 to September 30, 1998, the cash flows and the statement of stockholder' equity for the six months ended September 30, 1998 and 1997, and the period from April 1, 1993 to September 30, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending March 31, 1999.

                            VIABLE  RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     SEPTEMBER 30, 1998, AND MARCH 31, 1998


                                                        SEPTEMBER  30,   MARCH  31
                                                          1998             1998
                                                         ---------       ----------
ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $       462
                                                           ------------  ------------

  Total Current Assets. . . . . . . . . . . . . . . . . .  $         -   $       462
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                           ------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . . .            -             -
                                                           ------------  ------------

STOCKHOLDERS' EQUITY

Common stock
        25,000,000 shares authorized, at $0.01 par value;
]          13,013,300  shares issued and outstanding. . .      130,133       130,133

Capital in excess of par value. . . . . . . . . . . . . .    6,464,654     6,464,654

    Accumulated deficit . . . . . . . . . . . . . . . . .   (6,594,787)   (6,594,325)
                                                           ------------  ------------

Total Stockholders' Equity. . . . . . . . . . . . . . . .            -           462
                                                           ------------  ------------
                                                                     -   $       462
                                                           ============  ============




     The  accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX  MONTHS ENDED SEPTEMBER 30, 1998, AND 1997
             AND THE PERIOD FROM APRIL 1, 1993 TO SEPTEMBER 30, 1998

                  THREE MONTHS   THREE MONTHS    SIX MONTHS   SIX MONTHS    APR 1, 1993 TO
                    SEPT  30,      SEPT  30,     SEPT  30,     SEPT  30,
                      1998           1997           1998         1997       SEPT  30, 1998
                  -------------  -------------  ------------  -----------  ----------------

REVENUES . . . .  $           -  $           -  $         -   $         -  $        40,439


EXPENSES . . . .              -              -          462             -          449,487
                  -------------  -------------  ------------  -----------  ----------------


NET LOSS . . . .  $           -  $           -  $      (462)  $         -  $      (409,048)
                  =============  =============  ============  ===========  ================


 GAIN (LOSS) PER
COMMON SHARE

     Basic . . .  $           -                 $           -  $         -   $         -
                  -------------                 -------------  ------------  -----------



AVERAGE
     OUTSTANDING
     SHARES

     Basic . . .     13,013,300     13,013,300   13,013,300    13,013,300
                  -------------  -------------  ------------  -----------


   The accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
         PERIOD APRIL  1, 1993 (DATE OF INCEPTION OF  DEVELOPMENT STAGE)
                              TO SEPTEMBER 30, 1998

                                            COMMON STOCK               CAPITAL In
                                            ------------               EXCESS OF     ACCUMULATED
                                               SHARES       AMOUNT     PAR VALUE      DEFICIT
                                            ------------  ----------  ------------  ------------
BALANCE APRIL 1,  1993 (date of inception.    13,013,300  $  130,133  $  6,464,654  $(6,185,739)
      of development stage)

Net operating loss for the year ended
    March 31, 1994 . . . . . . . . . . . .             -           -             -      (34,339)

Net operating profit for the year ended
    March 31, 1995 . . . . . . . . . . . .             -           -             -           99

Net operating profit for the year ended
     March 31, 1996. . . . . . . . . . . .             -           -             -      208,733

Net operating profit for the year ended
     March 31, 1997. . . . . . . . . . . .             -           -             -       12,771

Net operating loss for the year ended
    March 31, 1998 . . . . . . . . . . . .             -           -             -     (595,850)


BALANCE MARCH 31, 1998 . . . . . . . . . .    13,013,300     130,133     6,464,654   (6,594,325)


Net operating loss for the six months
    ended September 30, 1998 . . . . . . .             -           -             -         (462)


BALANCE SEPTEMBER 30, 1998 . . . . . . . .    13,013,300  $  130,133  $  6,464,654  $(6,594,787)
                                            ============  ==========  ============  ============


   The accompanying notes are an integral part of these financial statements.

                           VIABLE   RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
      AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                              TO SEPTEMBER 30, 1998



                                               SEPT  30,      SEPT  30,      APR  1, 1993
                                                 1998          1997          TO  SEPT  30,  1998
                                                ----          ------        -------------------


CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . .  $  (462)       $    -         $(409,048)

Adjustments to reconcile net loss to
net cash provided by operating
activities

         Loss of assets . . . . . . . . . . .        -             -           409,048



      Net (Decrease) in Cash  from Operations     (462)            -                 -
                                               --------       ------         ----------


CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . . . . .        -             -                 -
                                               --------       ------         ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
                                                     -             -                 -
                                               --------        ------        ----------

Net Increase (Decrease) in Cash . . . . . . .     (462)            -                 -

Cash at Beginning of Period . . . . . . . . .      462             -                 -
                                               --------       ------         ----------

Cash at End of Period . . . . . . . . . . . .  $     -        $    -         $       -
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


                                             VIABLE  RESOURCES,   INC.
                                               [Registrant]

                                                /s/  Lynn  Noerring
Dated:  October  25,  1999                By -------------------------------
                                             Lynn  Noerring  ,  President