Form 10QSB
period 1998-12-31
VIABLE RESOURCES INC
filed 1999-11-05
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        December  31,  1998
                                   --------------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to
Commission  File  number                                                  0-0751
                         -------------------------------------------------------
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

                                       N/A
                                       ---
    (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [ x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class       Outstanding  as  of  December  31,  1998
     ------------------     ------------------------------------------
     Common  Stock,  $0.001            13,013,300

                                      INDEX
                                                                  Page
                                                                  Number
                                                                  ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                3

     Balance  Sheets                                                4
   December  31,  1998  and  March  31,  1998

     Statements  of  Operations
   For  the  three  and  nine  months  ended
   December  31,  1998 and 1997  and  the  period                   5
   from April 1, 1993 to December  31,  1998

     Statement  of  Changes  in  Stockholders'  Equity
   For  the  period  from  April  1,  1993  to
   December  31,  1998                                             6

     Statements  of  Cash  Flows
    For  the  nine  months  ended  December  31,
    1998  and  1997  and the period from April 1, 1993             7
    to December  31,  1998

     Notes  to  Financial  Statements                              8

     ITEM  2.    Plan  of  Operations                             10

PART  II.     Signatures                                          11

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


The accompanying balance sheets of Viable Resources, Inc. (a development stage company) at December 31, 1998 and March 31 1998, and the statements of operations for the three and nine months ended December 31, 1998 and 1997 and the period from April 1, 1993 to December 31, 1998, the cash flows and the statement of stockholder' equity for the nine months ended December 31, 1998 and 1997, and the period from April 1, 1993 to December 31, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1998, are not necessarily indicative of the results that can be expected for the year ending March 31, 1999.

                            VIABLE  RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      DECEMBER 31, 1998, AND MARCH 31, 1998

                                                            DECEMBER 31,      MARCH 31,
                                                            1998               1998
                                                           -------------      --------
ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $               -   $       462
                                                           ------------------  ------------

  Total Current Assets. . . . . . . . . . . . . . . . . .  $               -   $       462
                                                           ==================  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . . . .  $               -   $         -
                                                           ------------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . . .                  -             -
                                                           ------------------  ------------

STOCKHOLDERS' EQUITY

Common stock
        25,000,000 shares authorized, at $0.01 par value;
       13,013,300  shares issued and outstanding. . . . .            130,133       130,133

Capital in excess of par value. . . . . . . . . . . . . .          6,464,654     6,464,654

    Accumulated deficit . . . . . . . . . . . . . . . . .         (6,594,787)   (6,594,325)
                                                           ------------------  ------------

Total Stockholders' Equity. . . . . . . . . . . . . . . .                  -           462
                                                           ------------------  ------------
                                                           $               -   $       462
                                                           ==================  ============



   The accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE  MONTHS ENDED DECEMBER 31, 1998, AND 1997
             AND THE PERIOD FROM APRIL 1, 1993 TO DECEMBER 31, 1998






                  THREE MONTHS       THREE MONTHS              NINE MONTHS   NINE MONTHS    APR 1, 1993 TO
                    DEC  31,          DEC  31,                 DEC  31,       DEC  31,
                      1998              1997                     1998           1997       DEC  31, 1998
                  -------------  --------------------------  -------------  ------------  ----------------

REVENUES . . . .  $           -  $                       -   $          -   $          -  $        40,439


EXPENSES . . . .              -                           -           462              -          449,487
                  -------------  --------------------------  -------------  ------------  ----------------

NET LOSS . . . .  $           -  $                        -  $       (462)  $          -  $      (409,048)
                  =============  ==========================  =============  ============  ================


 GAIN (LOSS) PER
COMMON SHARE

     Basic . . .  $           -                                $    -         $      -      $          -
                  -------------                                 ------------  -------------  ------------


AVERAGE
     OUTSTANDING
     SHARES

     Basic . . .     13,013,300                                  13,013,300    13,013,300     13,013,300
                  -------------                                  -----------  -------------  ------------



   The accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
         PERIOD APRIL  1, 1993 (DATE OF INCEPTION OF  DEVELOPMENT STAGE)
                              TO DECEMBER 31, 1998




                                            COMMON  STOCK       CAPITAL  In
                                         --------------------    EXCESS  OF     ACCUMULATED
                                           SHARES     AMOUNT     PAR  VALUE        DEFICIT
                                           ------     ------     ----------     ----------

BALANCE APRIL 1,  1993 (date of inception.  13,013,300  $ 130,133  $ 6,464,654  $(6,185,739)
      of development stage)

Net operating loss for the year ended
    March 31, 1994 . . . . . . . . . . . .           -          -            -      (34,339)

Net operating profit for the year ended
    March 31, 1995 . . . . . . . . . . . .           -          -            -           99

Net operating profit for the year ended
     March 31, 1996. . . . . . . . . . . .           -          -            -      208,733

Net operating profit for the year ended
     March 31, 1997. . . . . . . . . . . .           -          -            -       12,771

Net operating loss for the year ended
    March 31, 1998 . . . . . . . . . . . .           -          -            -     (595,850)


BALANCE MARCH 31, 1998 . . . . . . . . . .  13,013,300    130,133    6,464,654   (6,594,325)


Net operating loss for the nine months
    ended December 31, 1998. . . . . . . .           -          -            -         (462)



BALANCE DECEMBER 31, 1998. . . . . . . . .  13,013,300  $ 130,133  $ 6,464,654  $(6,594,787)
                                            ==========  =========  ===========  ============







   The accompanying notes are an integral part of these financial statements.

                           VIABLE   RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
      AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                              TO DECEMBER 31, 1998



                                                   DEC  31,                   DEC  31,     APR 1, 1993
                                                     1998                      1997    TO DEC  31, 1998
                                               --------------------          ------  ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . .  $               (462)          $    -  $        (409,048)

Adjustments to reconcile net loss to
net cash provided by operating
activities

         Loss of assets . . . . . . . . . . .                     -                -            409,048



      Net (Decrease) in Cash  from Operations                  (462)               -                  -
                                               ---------------------          ------  ------------------



CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . . . . .                     -                -                  -
                                               ---------------------          ------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
                                                                  -                -                  -
                                               ---------------------          ------  ------------------

Net Increase (Decrease) in Cash . . . . . . .                  (462)               -                  -

Cash at Beginning of Period . . . . . . . . .                   462                -                  -
                                               ---------------------          ------  ------------------

Cash at End of Period . . . . . . . . . . . .  $                  -           $    -  $               -
                                               =====================          ======  ==================







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





                                    VIABLE  RESOURCES,   INC.
                                        [Registrant]




                                          /s/  Lynn  Noerring
Dated:  October 25, 1999          By   -------------------------
                                       Lynn Noerring,  President