Form 10KSB
period 1999-03-31
VIABLE RESOURCES INC
filed 1999-11-05
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(x  )     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934  (NO FEE  REQUIRED)
          For  the  fiscal year ended                 March 31, 1999
                                       -----------------------------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transition  period  from  to

     Commission  File  number                    0-0751
                                     -------------------------------

                            VIABLE   RESOURCES,  INC
                            ------------------------
               (Exact name of registrant as specified in charter)

           Nevada                                 83-0242652
------------------------------                -------------------
State  or  other  jurisdiction           (I.R.S.  Employer  I.D.  No.)
of  incorporation or  organization



   4700  South  900  East,   41B  ,  Salt  Lake City,  Utah           84117
-----------------------------------------------------------     ----------------
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

          Securities registered pursuant to section 12 (g ) of the Act:
                          $0.01 par value common stock
                          ----------------------------
                                (Title of Class)

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

At March 31, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As  of  March  31, 1999, the registrant had   13,013,300  shares of common stock
issued  and  outstanding.

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

                                TABLE OF CONTENTS





PART I . . . . . . . . . . . . . . . . . . . . .                                                                .  Page
---------                                                                                                         -----

ITEM 1.. . . . . . . . . . . . . . . . . . . . . .  DESCRIPTION OF BUSINESS                                          4

ITEM 2.. . . . . . . . . . . . . . . . . . . . . .  DESCRIPTION OF PROPERTIES                                        4

ITEM 3.. . . . . . . . . . . . . . . . . . . . . .  LEGAL PROCEEDINGS                                                4

ITEM 4.. . . . . . . . . . . . . . . . . . . . . .  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                4

PART II
---------

ITEM 5.. . . . . . . . . . . . . . . . . . . . . .  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         4

ITEM 6.. . . . . . . . . . . . . . . . . . . . . .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        5

ITEM 7.. . . . . . . . . . . . . . . . . . . . . .  FINANCIAL STATEMENTS                                             6

ITEM 8.. . . . . . . . . . . . . . . . . . . . . .  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                                    AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .               6

PART III
-----------

ITEM 9.. . . . . . . . . . . . . . . . . . . . . .  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                                                    COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT               6

ITEM 10. . . . . . . . . . . . . . . . . . . . . .  EXECUTIVE COMPENSATION                                           9

ITEM 11. . . . . . . . . . . . . . . . . . . . . .  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   9

ITEM 12. . . . . . . . . . . . . . . . . . . . . .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  10

PART IV
----------

ITEM 13. . . . . . . . . . . . . . . . . . . . . .  EXHIBITS                                                        11


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



The  Company  does  not  maintain  any  office  nor  does  it  own  any property



     ITEM  3.  LEGAL  PROCEEDINGS



None



     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS



No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 1999.




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

As  of  March  31,  1999  the  Company  had  no  assets  and  no  liabilities.

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

The following table sets forth as of March 31, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

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

The following table sets forth as of March 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                     Position                   Report  to  be  Filed
----                     --------                  ---------------------

Z.  S.  Merritt         President  and  Director     Form  3
Lynn Noerring           President and Director       Form 3




     ITEM  10.  EXECUTIVE  COMPENSATION



CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 1999, 1998, and 1997.

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




ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT



The following table sets forth as of March 31, 1999, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


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



     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K



(a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title  of  Document                                                        Page
-------------------                                                        ----

Report  of  Andersen  Andersen  and  Strong                                 12

Balance  Sheet  as  of  March  31,  1999
13


Statements  of  Operations  for  years  ended March 31, 1999,  and 1998     14
    and  the  period  from  April  1,  1993  to  March  31,  1999

Statements  of Changes in Stockholders' Equity for the period from
    April 1, 1993 to  March  31,  1999                                      15

Statements  of  Cash Flows for the years ended March 31, 1999 and 1998      16
and  the  period  from  April  1,  1993  to  March  31,  1999

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

                                      /s/ Lynn Noerring
Date: October 25, 1999          By --------------------------------
                                   Lynn  Noerring,  President  and  Director

Board  of  Directors
Viable  Resources,  Inc.
Salt  Lake  City,  Utah

     REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

We have compiled the accompanying balance sheet of Viable Resources, Inc. (a development stage Company) at March 31, 1999 and the statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998 the period from April 1, 1993 (date of inception of development stage) to March 31, 1999 in accordance with standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


/s/  ANDERSEN  ANNDERSEN  &  STRONG

October  21,  1999
Salt  Lake  City,  Utah

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY )
                                  BALANCE SHEET
                                 MARCH 31, 1999



ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $           -
                                                        --------------

Total Current Assets . . . . . . . . . . . . . . . . .  $           -
                                                        ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $           -
                                                        --------------

Total Current Liabilities. . . . . . . . . . . . . . .              -
                                                        --------------

STOCKHOLDERS' EQUITY

Common stock
       25,000,000 shares authorized, at $0.01 par
       value; 13,013,300 shares issued and outstanding        130,133

    Capital in excess of par value . . . . . . . . . .      6,464,654

Accumulated deficit. . . . . . . . . . . . . . . . . .     (6,594,787)
                                                        --------------

Total Stockholders' Equity . . . . . . . . . . . . . .              -
                                                        --------------

                                                        $           -
                                                        ==============



     The  accompanying notes are an integral part of these financial statements.

                            VIABLE  RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY )
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
                          AND THE PERIOD APRIL 1, 1993
           (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 1999




                                               APR  1,  1993
                    MAR  31,       MAR  31,
                      1999          1998      MAR  31,  1999
                     ------        ------     ---------------


REVENUES. . . . . .  $         -   $     8,692   $  40,439

EXPENSES. . . . . .          462       604,542     449,487
                     ------------  ------------  ----------

NET LOSS. . . . . .  $      (462)  $  (595,850)  $(409,048)
                     ============  ============  ==========



NET LOSS PER COMMON
SHARE

 Basic. . . . . . .  $         -   $    (0.046)
                     ------------  ------------


AVERAGE OUTSTANDING
   SHARES

     Basic. . . . .   13,013,300    13,013,300
                     ------------  ------------



   The accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
         PERIOD APRIL  1, 1993 (DATE OF INCEPTION OF  DEVELOPMENT STAGE)
                                TO MARCH 31, 1999




                                            COMMON  STOCK      CAPITAL  In
                                         --------------------   EXCESS  OF     ACCUMULATED
                                          SHARES     AMOUNT     PAR  VALUE        DEFICIT
                                          ------     ------     ----------     ----------
BALANCE APRIL 1,  1993 (date of inception.  13,013,300  $ 130,133  $ 6,464,654  $(6,185,739)
      of development stage)

Net operating loss for the year ended
    March 31, 1994 . . . . . . . . . . . .           -          -            -      (34,339)

Net operating profit for the year ended
    March 31, 1995 . . . . . . . . . . . .           -          -            -           99

Net operating profit for the year ended
     March 31, 1996. . . . . . . . . . . .           -          -            -      208,733

Net operating profit for the year ended
     March 31, 1997. . . . . . . . . . . .           -          -            -       12,771

Net operating loss for the year ended
    March 31, 1998 . . . . . . . . . . . .           -          -            -     (595,850)


BALANCE MARCH 31, 1998 . . . . . . . . . .  13,013,300    130,133    6,464,654   (6,594,325)


Net operating loss for the year
    ended March 31, 1999 . . . . . . . . .           -          -            -         (462)



BALANCE MARCH 31, 1999 . . . . . . . . . .  13,013,300  $ 130,133  $ 6,464,654  $(6,594,787)
                                            ==========  =========  ===========  ============


    The accompanying notes are an integral part of these  financial  statements.

                           VIABLE   RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
      AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                                TO MARCH 31, 1999


                                                                                     APR 1, 1993
                                                    MAR 31,           MAR 31,
                                                    1999                 1998      TO MAR 31, 1999
                                         ---------------------------  ----------  -----------------
CASH  FLOWS   FROM
OPERATING  ACTIVITIES

Net loss. . . . . . . . . . . . . . . .  $                (462)       $(595,850)  $       (409,048)

Adjustments to reconcile net loss to
net cash provided by operating
activities

         Loss of assets . . . . . . . .                      -          598,900            409,048
         Changes in accounts receivable                      -           12,500                  -
         Changes in accounts payable. .                      -          (15,666)                 -


      Net Cash Changes from Operations.                   (462)            (116)                 -
                                         ----------------------       ----------  -----------------



CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . .                      -                -                  -
                                         ----------------------       ----------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES
                                                             -                -                  -
                                         ----------------------       ----------  -----------------

Net Increase (Decrease) in Cash . . . .                   (462)            (116)                 -

Cash at Beginning of Period . . . . . .                    462              578                  -
                                         ----------------------       ----------  -----------------

Cash at End of Period . . . . . . . . .  $                   -        $     462   $              -
                                         ======================       ==========  =================


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

Income  Taxes
-------------

On March 31, 1999, the Company had a net operating loss carry forward of $6,594,787. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and an estimated 6,000,000 of the loss carryforward has expired and the balance will expire starting in 1999 through 2019.

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