Form 10QSB
period 1999-06-30
VIABLE RESOURCES INC
filed 1999-11-08
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        June  30,  1999
                                      ----------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to
Commission  File  number                              0-0751
                                        -------------------------------------
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

-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


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

          Class                         Outstanding  as  of  June  30,  1999
     ------------------               --------------------------------------
     Common  Stock,  $0.001                        13,013,300

                                      INDEX

                                                                  Page
                                                                  Number
                                                                  ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                3

     Balance  Sheets                                                4
   June  30,  1999  and  March  31,  1999

     Statements  of  Operations
   For  the  three  months  ended  June  30,  1999  and  1998       5
   and  the  period from April 1, 1993 to June  30,  1999

     Statement  of  Changes  in  Stockholders'  Equity
   For  the  period  from  April  1,  1993  to  June  30,  1999     6

     Statements  of  Cash  Flows
    For  the  three  months  ended  June  30,  1999  and  1998      7
   and the period from April 1, 1993  to June  30,  1999

     Notes  to  Financial  Statements                               8

     ITEM  2.     Plan  of  Operations                             10

PART  II.     Signatures                                           11

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Viable Resources, Inc. (a development stage company) at June 30, 1999 and March 31 1999, and the statements of operations for the three months ended June 30, 1999 and 1998 and the period from April 1, 1993 to June 30, 1999, the cash flows and the statement of stockholder' equity for the three months ended June 30, 1999 and 1998, and the period from April 1, 1993 to June 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending March 31, 2000.

                            VIABLE  RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        JUNE 30, 1999, AND MARCH 31, 1999

                                                            JUNE 30,           MARCH 31,
                                                            1999                1999
                                                           ----------          --------
ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $               -   $         -
                                                           ------------------  ------------

  Total Current Assets. . . . . . . . . . . . . . . . . .  $               -   $         -
                                                           ==================  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . . . .  $               -   $         -
                                                           ------------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . . .                  -             -
                                                           ------------------  ------------

STOCKHOLDERS' EQUITY

Common stock
        25,000,000 shares authorized, at $0.01 par value;
            13,013,300  shares issued and outstanding . .            130,133       130,133

Capital in excess of par value. . . . . . . . . . . . . .          6,464,654     6,464,654

    Accumulated deficit . . . . . . . . . . . . . . . . .         (6,594,787)   (6,594,787)
                                                           ------------------  ------------

Total Stockholders' Equity. . . . . . . . . . . . . . . .                  -             -
                                                           ------------------  ------------
                                                           $               -   $         -
                                                           ==================  ============


   The accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE  MONTHS ENDED JUNE 30, 1999, AND 1998
               AND THE PERIOD FROM APRIL 1, 1993 TO JUNE 30, 1999


                     THREE MONTHS    THREE MONTHS    APR 1, 1993 TO
                        JUN 30,        JUN 30,
                         1999            1998         JUN 30, 1999
                     -------------  --------------  ----------------

REVENUES. . . . . .  $           -  $           -   $        40,439


EXPENSES. . . . . .              -            462           449,487
                     -------------  --------------  ----------------


NET LOSS. . . . . .  $           -  $        (462)  $      (409,048)
                     =============  ==============  ================





 GAIN (LOSS) PER
COMMON SHARE

     Basic. . . . .  $           -  $           -
                     -------------  --------------



AVERAGE OUTSTANDING
     SHARES

     Basic. . . . .     13,013,300     13,013,300
                     -------------  --------------


   The accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
         PERIOD APRIL  1, 1993 (DATE OF INCEPTION OF  DEVELOPMENT STAGE)
                                TO JUNE 30, 1999

                                             COMMON  STOCK      CAPITAL  In
                                          --------------------   EXCESS  OF    ACCUMULATED
                                           SHARES     AMOUNT     PAR  VALUE        DEFICIT
                                           ------     ------     ----------     ----------


BALANCE APRIL 1,  1993 (date of inception.  13,013,300  $ 130,133  $ 6,464,654  $ (6,185,739)
      of development stage)

Net operating loss for the year ended
    March 31, 1994 . . . . . . . . . . . .           -          -            -       (34,339)

Net operating profit for the year ended
    March 31, 1995 . . . . . . . . . . . .           -          -            -            99

Net operating profit for the year ended
     March 31, 1996. . . . . . . . . . . .           -          -            -       208,733

Net operating profit for the year ended
     March 31, 1997. . . . . . . . . . . .           -          -            -        12,771

Net operating loss for the year ended
    March 31, 1998 . . . . . . . . . . . .           -          -            -      (595,850)


BALANCE MARCH 31, 1998 . . . . . . . . . .  13,013,300    130,133    6,464,654    (6,594,325)


Net operating loss for the year
    ended March 31, 1999 . . . . . . . . .           -          -            -          (462)


BALANCE MARCH  31, 1999. . . . . . . . . .  13,013,300    130,133    6,464,654    (6,594,787)

Net operating loss for three months
   ended June 30, 1999 . . . . . . . . . .           -          -            -             -



BALANCE JUNE 30, 1999. . . . . . . . . . .  13,013,300  $ 130,133  $ 6,464,654  $ (6,594,787)
                                            ==========  =========  ===========  =============


   The accompanying notes are an integral part of these financial statements.

                           VIABLE   RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
      AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                                TO JUNE 30, 1999


                                           JUN  30,        JUN  30,       APR  1,1993
                                              1999          1998        TO  JUN  30,  1999
                                              -----        ------       ------------------

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . .  $     -       $ (462)       $(409,048)

Adjustments to reconcile net loss to
net cash provided by operating
activities

         Loss of assets . . . . . . . . . . .        -            -          409,048



      Net (Decrease) in Cash  from Operations        -         (462)               -
                                               -------       -------       ----------



CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . . . . .        -            -                -
                                               -------       -------       ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
                                                     -            -                -
                                               -------       -------       ----------

Net Increase (Decrease) in Cash . . . . . . .        -         (462)               -

Cash at Beginning of Period . . . . . . . . .        -          462                -
                                               -------       -------       ----------

Cash at End of Period . . . . . . . . . . . .  $     -       $    -        $       -
                                               =======       =======       ==========



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


                                          VIABLE  RESOURCES,   INC.
                                              [Registrant]


                                           /s/  Lynn  Noerring

Dated:  October  25  ,  1999          By     Lynn Noerring , President