Form 10QSB
period 1999-09-30
VIABLE RESOURCES INC
filed 1999-11-08
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        September  30,  1999
                                      ---------------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from     to
Commission  File  number                        0-0751
                                    -----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                        Outstanding  as  of  September  30,  1999
 ------------------              -------------------------------------------
Common  Stock,  $0.001                         13,013,300

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                         3

     Balance  Sheets                                                         4
   September  30,  1999  and  March  31,  1999

     Statements  of  Operations
   For  the  three  and  six  months  ended  September  30,  1999 and 1998   5
   and  the  period from April 1, 1993 to September  30,  1999

     Statement  of  Changes  in  Stockholders'  Equity
   For  the  period  from  April  1,  1993  to  September  30,  1999         6

     Statements  of  Cash  Flows
    For  the  six  months  ended  September  30,  1999  and  1998            7
    and the period from April 1, 1993  to September  30,  1999

     Notes  to  Financial  Statements                                        8

     ITEM  2.     Plan  of  Operations                                      10

PART  II.     Signatures                                                    11

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Viable Resources, Inc. (a development stage company) at September 30, 1999 and March 31 1999, and the statements of operations for the three and six months ended September 30, 1999 and 1998 and the period from April 1, 1993 to September 30, 1999, the cash flows and the statement of stockholder' equity for the six months ended September 30, 1999 and 1998, and the period from April 1, 1993 to September 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending March 31, 2000.

                            VIABLE  RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                     SEPTEMBER 30, 1999, AND MARCH 31, 1999

                                                            SEPTEMBER 30,    MARCH 31,
                                                                1999            1999
                                                           ---------------  ------------
ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $         -
                                                           ---------------  ------------

  Total Current Assets. . . . . . . . . . . . . . . . . .  $            -   $         -
                                                           ===============  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . . . .  $            -   $         -
                                                           ---------------  ------------

Total Current Liabilities . . . . . . . . . . . . . . . .               -             -
                                                           ---------------  ------------

STOCKHOLDERS' EQUITY

Common stock
        25,000,000 shares authorized, at $0.01 par value;
        13,013,300  shares issued and outstanding . . . .         130,133       130,133

Capital in excess of par value. . . . . . . . . . . . . .       6,464,654     6,464,654

    Accumulated deficit . . . . . . . . . . . . . . . . .      (6,594,787)   (6,594,787)
                                                           ---------------  ------------

Total Stockholders' Equity. . . . . . . . . . . . . . . .               -             -
                                                           ---------------  ------------
                                                                        -   $         -
                                                           ===============  ============



     The  accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX  MONTHS ENDED SEPTEMBER 30, 1999, AND 1998
             AND THE PERIOD FROM APRIL 1, 1993 TO SEPTEMBER 30, 1999





                  THREE MONTHS         THREE MONTHS        SIX MONTHS    SIX MONTHS    APR 1, 1993 TO
                    SEPT  30,           SEPT  30,           SEPT  30,    SEPT  30,
                      1999                 1998               1999          1998       SEPT  30, 1999
                  -------------  ------------------------  -----------  ------------  ----------------

REVENUES . . . .  $           -  $                      -  $         -  $         -   $        40,439


EXPENSES . . . .              -                         -            -          462           449,487
                  -------------  ------------------------  -----------  ------------  ----------------


NET LOSS . . . .  $           -  $                      -  $         -  $      (462)  $      (409,048)
                  =============  ========================  ===========  ============  ================




 GAIN (LOSS) PER
COMMON SHARE

     Basic . . .  $           -                            $     -      $      -      $         -
                  -------------                            -----------  ------------  -------------



AVERAGE
     OUTSTANDING
     SHARES

     Basic . . .     13,013,300                13,013,300  13,013,300   13,013,300
                  -------------  ------------------------  ----------   -----------



     The  accompanying notes are an integral part of these financial statements.

                            VIABLE   RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
         PERIOD APRIL  1, 1993 (DATE OF INCEPTION OF  DEVELOPMENT STAGE)
                              TO SEPTEMBER 30, 1999

                                               COMMON  STOCK     CAPITAL  In
                                          --------------------   EXCESS  OF     ACCUMULATED
                                            SHARES     AMOUNT     PAR  VALUE        DEFICIT
                                            ------     ------     ----------     ----------
BALANCE APRIL 1,  1993 (date of inception.  13,013,300  $130,133  $6,464,654  $(6,185,739)
      of development stage)

Net operating loss for the year ended
    March 31, 1994 . . . . . . . . . . . .           -         -           -      (34,339)

Net operating profit for the year ended
    March 31, 1995 . . . . . . . . . . . .           -         -           -           99

Net operating profit for the year ended
     March 31, 1996. . . . . . . . . . . .           -         -           -      208,733

Net operating profit for the year ended
     March 31, 1997. . . . . . . . . . . .           -         -           -       12,771

Net operating loss for the year ended
    March 31, 1998 . . . . . . . . . . . .           -         -           -     (595,850)


BALANCE MARCH 31, 1998 . . . . . . . . . .  13,013,300   130,133   6,464,654   (6,594,325)


Net operating loss for the year
    ended March 31, 1999 . . . . . . . . .           -         -           -         (462)



BALANCE MARCH 31, 1999 . . . . . . . . . .  13,013,300   130,133   6,464,654   (6,594,787)

Net operating loss for six months
   ended September 30, 1999. . . . . . . .           -         -           -            -


BALANCE SEPTEMBER 30, 1999 . . . . . . . .  13,013,300  $130,133  $6,464,654  $(6,594,787)
                                            ==========  ========  ==========  ============


The  accompanying  notes are an integral part of  these  financial statements

                           VIABLE   RESOURCES,   INC.
                          ( DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
      AND THE PERIOD APRIL 1, 1993 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                              TO SEPTEMBER 30, 1999

                                               SEPT  30,    SEPT  30,       APR 1, 1993
                                                  1999        1998       TO SEPT  30, 1999
                                               ----------  -----------  -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . .  $        -  $     (462)  $         (409,048)

Adjustments to reconcile net loss to
net cash provided by operating
activities

         Loss of assets . . . . . . . . . . .           -           -              409,048


      Net (Decrease) in Cash  from Operations           -        (462)                   -
                                               ----------  -----------  -------------------


CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . . . . .           -           -                    -
                                               ----------  -----------  -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
                                                        -           -                    -
                                               ----------  -----------  -------------------

Net Increase (Decrease) in Cash . . . . . . .           -        (462)                   -

Cash at Beginning of Period . . . . . . . . .           -         462                    -
                                               ----------  -----------  -------------------

Cash at End of Period . . . . . . . . . . . .  $        -  $        -   $                -
                                               ==========  ===========  ===================


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



                                        VIABLE  RESOURCES,   INC.
                                             [Registrant]





                                            /s/  Lynn  Noerring
Dated  October  25,  1999               Lynn  Noerring  ,  President