Form 10KSB
period 2001-03-31
VIABLE RESOURCES INC
filed 2001-10-15
CIK 319008

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: March 31, 2000


                         Commission File No. 000-09751

                               VIABLE RESOURCES, INC.
                               -------------------
                 (Name of small business issuer in its charter)
        Nevada                                     83-0242652
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



                 P.O.Box 3412, Casper, WY                      82602
                 ------------------------------------------------------
                 (Address of principal Executive Offices     Zip Code)

Registrant's telephone number, including area code: (307) 472-3000

Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1) Yes      No     X        (2) Yes   X     No
          ----       ----               ----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's  revenues for its most recent fiscal year: $0 ---

As of March 31, 2000, 13,040,300 shares of the Company's Common Stock, no par value per share, were held by non-affiliates which had a market value of approximately $ 130,403, based on available pink sheet quotes at the average between the bid and asked price. There is a very limited trading market in the pink sheets for the Company's Common Stock. The number of shares of Common Stock of the registrant outstanding as of March 31, 2000, was 13,040,368.

     TABLE  OF  CONTENTS



PART  I                                                                     Page
--------                                                                    ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      3

ITEM  2.     DESCRIPTION  OF  PROPERTIES                                    5

ITEM  3.     LEGAL  PROCEEDINGS                                             5

ITEM  4.     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS       5

PART  II
---------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS  5

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION  6

ITEM  7.     FINANCIAL  STATEMENTS                                          6

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE                         6

PART  III
- ---------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND
             CONTROL PERSONS; COMPLIANCE  WITH  SECTION  16  (a)
             OF  THE  EXCHANGE  ACT                                         7

ITEM  10.     EXECUTIVE  COMPENSATION                                       9

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS
              AND MANAGEMENT                                               11

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS           12

PART  IV
- --------

ITEM  13.     EXHIBITS                                                     12

SIGNATURE PAGE                                                             13

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

The Company intends seek business proposals which might provide the Company and its stockholders with a viable business opportunity. The Board of Directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

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


The  Company  does  not  maintain  any  office  nor  does  it  own  any property


     ITEM  3.  LEGAL  PROCEEDINGS


None


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 2000.



     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


During the past three years there has been an limited trading market in the Pink Sheets for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2001, the Company had 1,670 shareholders of record.

Fiscal Year Ended March 31, 2000

                           High Bid                Low Bid

1st Quarter                     .001                    .001
2nd Quarter                     .001                    .001
3rd Quarter                     .001                    .001
4th Quarter                     .001                    .001

Fiscal Year Ended March 31, 1999

1st Quarter                     .001                    .001
2nd Quarter                     .001                    .001
3rd Quarter                     .001                    .001
4th Quarter                     .001                    .001

Fiscal Year Ended March 31, 1998

1st Quarter                     .001                    .001
2nd Quarter                     .001                    .001
3rd Quarter                     .001                    .001
4th Quarter                     .001                    .001

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Results  of  Operations
- -----------------------

Since the Company ceased operations in 1992, its only activity has involved the investigation of potential business opportunities.

The Company had no revenues from operations in fiscal year ended March 31, 2000 or 1999. The Company incured compensation expenses of $100,000 and miscellaneous expenses of $3,165 in the fiscal year ended March 31, 2000 compared to miscellaneous expenss of $384 in the fiscal year ended March 31, 1999. The net losses for fiscal years ended March 31, 2000 and 1999 were ($3,165) and ($364) respectively. Net loss per share was nominal in both fiscal years.

Liquidity  and  Capital  Resources
- ----------------------------------

As  of  March  31,  2000  the  Company  had  no  assets  and  no  liabilities.

The Company will be reliant on loans from shareholders, or private placement of related stock, for which no source has been found, in order to provide any funds for operations.


     ITEM  7.  FINANCIAL  STATEMENTS


The financial statements of the Company are included following the signature page to this form 10-KSB at pages F-1 through F-10.


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 2000 as auditors for the Company for fiscal year 1998 and thereafter.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.



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

The following table sets forth as of March 31, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name               Age     Position             Director  and/or  Officer  Since
- ----             ---     --------             --------------------------------

Z.S. Merritt       71     President             1996

Set forth below is certain biographical information regarding each of the Company's current executive officers and directors as of March 31, 2001.

Z.S. Merritt, age 71, has been an officer and Director of Phillips 44, Inc. since April of 1997. Mr. Merritt has offered independent consulting services as a geologist and landman for the past five years. He is also owner/broker of Merit Realty in Casper, Wyoming. Mr. Merritt majored in geology at the University of Wyoming, where he received both Bachelors and Masters degrees. Mr. Merritt has also been a officer and Director of Viable Resources, in Prairie Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

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

     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Since the Company ceased operations, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to
Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than as disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as of March 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                Position                     Report  to  be  Filed
-----               --------                     ---------------------

Z.  S.  Merritt     President                    Form  3   Form 5



     ITEM  10.  EXECUTIVE  COMPENSATION



CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2000, 1999, and 1998.

COMPENSATION

Executive and Director Compensation

     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers and directors of the Company except as set forth below in the table. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS
                   ------------------------------------------------------

                           Annual Compensation                                  Awards
                  ------------------------------------------------------------------------------------------------------------------
                           Fiscal
Name and Principal         Year     Salary           Bonus    Other Annual      Restricted       Securities
Position                            ($)              ($)      Compensation      Stock Award(s)   Underlying
                                                              ($)               Options/SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Z.S. Merrit                1998     0                0        0                 0                 0
 President                 1999     0                0        0                 0                 0
& Director                 2000     0                0        0                 0                 0
-----------------------------------------------------------------------------------------------------------------------------------

Option/SAR Grants Table (none)

Aggregated  Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of March 31, 2001, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


                                NATURE  OF     NUMBER  OF
NAME  OF  PERSON  OR  GROUP     OWNERSHIP     SHARES  OWNED     PERCENT
----------------------------    ---------     -------------     -------

Z.C. Merritt                                    0               0
President &
Director
                                       11

All  Officers  and  Directors
  as  a  Group                    -                  -              39%



     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS



TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K



(a)(3) EXHIBITS. The following exhibits are included as part of this report by reference:

3.1 Articles of Incorporation (incorporated by reference to Reg. Statement #000097510)

3.2     Bylaws (incorporated by reference to Reg. Statement #000097510)
                                       12

     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             VIABLE RESOURCES, INC.

                               By/s/Philip G. Hinds
Date: September 10, 2001        ----------------------------------
                                    Philip G. Hinds,  President

                                 /s/Ronald A. Shogren
Date: September 10, 2001        ----------------------------------
                                    Ronald A. Shogren, Director

                                 /s/Michael R. Butler
Date: September 10, 2001        ----------------------------------
                                    Michael R. Butler, Director

                                 /s/Philips G. Hinds
Date: September 10, 2001        ----------------------------------
                                    Philips G. Hinds, Director

                             Viable Resources, Inc.

                              Financial Statements
               June 30, 2001 and March 31, 2001, 2000, 1999 & 1998

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Viable Resources, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Viable Resources, Inc. as of June 30, 2001, and March 31, 2001, 2000, 1999 and 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the three month period ended June 30, 2001 and for the years ended March 31, 2001, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viable Resources, Inc. at June 30, 2001 and March 31, 2001, 2000, 1999 and 1998, and the results of its operations and its cash flows for the three-month period ended June 30, 2001 and for the years ended March 31, 2001, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Michael Johnson & Co., LLC
Denver, Colorado
August 16, 2001


                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
             June 30, 2001 and March 31, 2001, 2000, 1999 and 1998



                                                   June 30,        March 31,        March 31,        March 31,         March 31,
                                                     2001             2001             2000             1999              1998
                                                 --------------   -------------    -------------    -------------    ---------------
ASSETS:

Current Assets:
  Cash                                                     $ -             $ -          $ 6,913             $ 78              $ 462
                                                 --------------   -------------    -------------    -------------    ---------------
                                                 --------------   -------------    -------------    -------------    ---------------
    Total Current Assets                                     -               -            6,913               78                462
                                                 --------------   -------------    -------------    -------------    ---------------

TOTAL ASSETS                                               $ -             $ -          $ 6,913             $ 78              $ 462
                                                 ==============   =============    =============    =============    ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                         $ -             $ -              $ -              $ -                $ -
                                                 --------------   -------------    -------------    -------------    ---------------
    Total Current Liabilities                                -               -                -                -                  -
                                                 --------------   -------------    -------------    -------------    ---------------

Stockholders' Deficit:
  Common stock, $.01 par value, 25,000,000
    shares authorized, 23,040,300 shares issued and
    outstanding at June 30, 2001 and March 31, 2001    230,403         230,403          130,403          130,403            130,403
  Additional paid-in capital                         6,384,384       6,384,384        6,474,384        6,464,384          6,464,384
  Accumulated deficit                               (6,614,787)     (6,614,787)      (6,597,874)      (6,594,709)        (6,594,325)
                                                 --------------   -------------    -------------    -------------    ---------------
    Total Stockholders' Deficit                              -               -            6,913               78                462
                                                 --------------   -------------    -------------    -------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ -             $ -          $ 6,913             $ 78              $ 462
                                                 ==============   =============    =============    =============    ===============

                             SEE ACCOMPANYING NOTES
                                      F-2

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                 Fro the Three Month Period Ended June 30, 2001
          and For the Years Ended March 31, 2001, 2000, 1999, and 1998





                                                    June 30,         March 31,         March 31,         March 31,         March 31,
                                                       2001              2001              2000              1999              1998
                                             ---------------   ---------------   ---------------   ---------------   ---------------


INCOME                                                  $ -               $ -               $ -               $ -               $ -


OPERATING EXPENSES:
General and administrative                                -            16,913             3,165               384                 -
Exploration costs and lease abandonments                  -                 -                 -                 -                 -
                                             ---------------   ---------------   ---------------   ---------------   ---------------
                                                          -            16,913             3,165               384                 -
                                             ---------------   ---------------   ---------------   ---------------   ---------------

Net Income from Operations                                -           (16,913)           (3,165)             (384)                -
                                             ---------------   ---------------   ---------------   ---------------   ---------------

Other Income and Expenses                                 -                 -                 -                 -                 -
Gain(Loss) on sale of investments                         -                 -                 -                 -          (595,850)
Interest income                                           -                 -                 -                 -                 -
Interest expense                                          -                 -                 -                 -                 -
                                             ---------------   ---------------   ---------------   ---------------   ---------------
                                                          -                 -                 -                 -          (595,850)
                                             ---------------   ---------------   ---------------   ---------------   ---------------

Net Income (Loss)                                       $ -         $ (16,913)         $ (3,165)           $ (384)        $(595,850)
                                             ===============   ===============   ===============   ===============   ===============

Weighted average number of
  shares outstanding                             23,040,300        18,040,300        13,040,300        13,040,300        13,040,300

Earnings (loss) per common share                        $ -          $ (0.006)              $ -               $ -           $ (0.05)
                                             ===============   ===============   ===============   ===============   ===============

                             SEE ACCOMPANYING NOTES
                                      F-3


                             VIABLE RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          Additional
                                         Common Stock                      Paid-In          Accumulated
                                           Shares          Amount          Capital            Deficit               Totals
                                           ------          ------          -------            -------               ------

Balance -  March 31, 1997                  13,040,300        $130,403       $6,464,384        $(5,998,475)        $ 596,312

Net loss for year                                   -               -                -           (595,850)         (595,850)
                                           ----------        --------       ----------        ------------        ---------
Balance -   March 31, 1998                 13,040,300         130,403        6,464,384         (6,594,325)              462
                                           ----------        --------       ----------        ------------        ---------
Net loss for year                                   -               -                -               (384)             (384)
                                           ----------        --------       ----------        ------------        ---------
Balance - March 31, 1999                   13,040,300         130,403        6,464,384         (6,594,709)               78
                                           ----------        --------       ----------        ------------        ---------
Contributions to capital                            -               -           10,000                  -            10,000
Net loss for year                                   -               -                -             (3,165)           (3,165)
                                           ----------        --------       ----------        ------------        ---------
Balance - March 31, 2000                   13,040,300         130,403        6,474,384         (6,597,874)            6,913
                                           ----------        --------       ----------        ------------        ---------
Stock issued for services                  10,000,000         100,000          (90,000)                 -            10,000
Net loss for year                                   -               -                -            (16,913)          (16,913)
                                           ----------        --------       ----------        ------------        ---------
Balance - March 31, 2001                   23,040,300         230,403        6,384,384         (6,614,787)                -
                                           ----------        --------       ----------        ------------        ---------

Net loss for period                                 -               -                -                  -                 -
                                           ----------        --------       ----------        ------------        ---------
Balance - June 30, 2001                    23,040,300        $230,403       $6,384,384        $(6,614,787)              $ -
                                           ----------        --------       ----------        ------------        ---------

                             SEE ACCOMPANYING NOTES

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CAHS FLOWS
                 For the Three Month Period Ended June 30, 2001
          and For the Years Ended March 31, 2001, 2000, 1999, and 1998
                                Indirect Method






                                                      June 30,        March 31,       March 31,       March 31,       March 31,
                                                        2001             2001            2000            1999            1998
                                                    -------------    -------------   -------------   -------------   -------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                 $ -        $ (16,913)       $ (3,165)         $ (384)     $ (595,850)
    Stock issued for services                                  -           10,000               -               -               -
    Loss of assets                                             -                -               -               -         598,900
   Changes in assets and liabilities:
    Increase in  Accounts Payables                             -                -               -               -          12,500
    Increase in Accounts Receivable                            -                -               -               -         (15,666)
                                                    -------------    -------------   -------------   -------------   -------------
                                                    -------------    -------------   -------------   -------------   -------------
                                                               -                -               -               -          (3,166)
                                                    -------------    -------------   -------------   -------------   -------------
Net Cash Used in Operating Activities                          -           (6,913)         (3,165)           (384)           (116)
                                                    -------------    -------------   -------------   -------------   -------------

Cash Flow From Financing Activities:
  Contribution to Capital                                      -                -          10,000               -               -
  Issuance of Common Stock                                     -                -               -               -               -
                                                    -------------    -------------   -------------   -------------   -------------
  Net Cash Provided By Financing Activities                    -                -          10,000               -               -
                                                    -------------    -------------   -------------   -------------   -------------

Increase (Decrease) in Cash                                    -           (6,913)          6,835            (384)           (116)

Cash and Cash Equivalents - Beginning of period                -            6,913              78             462             578
                                                    -------------    -------------   -------------   -------------   -------------

Cash and Cash Equivalents - End of period                    $ -              $ -         $ 6,913            $ 78           $ 462
                                                    =============    =============   =============   =============   =============



Supplemental Cash Flow Information:
  Interest paid                                              $ -              $ -             $ -             $ -             $ -
                                                    =============    =============   =============   =============   =============
                                                    =============    =============                   =============   =============
  Taxes paid                                                 $ -              $ -             $ -             $ -             $ -
                                                    =============    =============   =============   =============   =============

                             SEE ACCOMPANYING NOTES
                                      F-5

                       Viable Resources, Inc.
                          Notes To Financial Statements
             June 30, 2001 and March 31, 2001, 2000, 1999, and 1998

Note 1 - Summary of Significant Accounting Policies:

         Organization

         Viable Resources, Inc, (the "Company") was incorporated under the laws of the state of Nevada on August 24, 1978. Since inception, the Company and its wholly owned subsidiary has been engaged in the business of exploration, development and production of mineral properties. During 1992 the Company ceased operations and has since remained inactive.

         On February 29, 1984, the Company filed a voluntary petition under Chapter XI of the United States Bankruptcy Code, in the United States Bankruptcy Court, District of Wyoming. Previous Annual Reports on Form 10-SBK have detailed the background of the filing and progress in the reorganization proceedings. On February 18, 1987, the Bankruptcy Court confirmed the Company's "Plan of Reorganization" ("Plan") which had been submitted to and approved by creditors. On July 13, 1988, the Bankruptcy Court issued the final decree closing the case of Viable Resources, Inc., No. 84-00138-B, pursuant to Rule 3022 of the bankruptcy rules.

         The ability of Company to meet its obligations under the Plan depended on the operational success under the agreement. The Company's share of the revenues under the agreement was not sufficient to meet the payments to creditors under the Plan and during 1990 became delinquent on the payments to creditors.

         At the date of this report all remaining debt of the Company after completion of the bankruptcy has been extinguished by the statute of limitations.

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Fair Value of Financial Instruments

         The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

                             Viable Resources, Inc.
                          Notes To Financial Statements
              June 30, 2001 and March 31, 2001, 2000, 1999 and 1998

         Net Loss per share

         Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase.

         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Income Taxes:

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         The Company has deferred income tax assets that have been fully reserved as follows:

             Deferred tax assets
             Net operating loss carryforwards                     $6,614,787
             Valuation allowance for deferred tax assets          (6,614,787)
                                                                  ----------
             Net deferred tax assets                               $ -
                                                                   =========

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $6,614,787 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Going Concern:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no assets and a retained deficit of $6,614,787 as of June 30, 2001.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.