Form 10KSB/A
period 1999-03-31
VIABLE RESOURCES INC
filed 2001-11-15
CIK 319008

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: March 31, 1999


                         Commission File No. 000-09751

                               VIABLE RESOURCES, INC.
                               -------------------
                 (Name of small business issuer in its charter)
        Nevada                                     83-0242652
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



                 P.O. Box 3412, Casper, WY                      82602
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

As of March 31, 1999, 13,040,300 shares of the Company's Common Stock, no par value per share, were held by non-affiliates which had a market value of approximately $ 130,403, based on available pink sheet quotes at the average between the bid and asked price. There is a very limited trading market in the pink sheets for the Company's Common Stock. The number of shares of Common Stock of the registrant outstanding as of March 31, 1999, was 13,040,368.

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



     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


During the past three years there has been an limited trading market in the Pink Sheets for the company's common capital stock. Reliable reports on prior years trading is unavailable, and the stock has only traded sporadically. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the foreseeable future. At March 31, 1999, the Company had 1,665 shareholders of record.

Fiscal Year Ended March 31, 1999

1st Quarter                     .001                    .001
2nd Quarter                     .001                    .001
3rd Quarter                     .001                    .001
4th Quarter                     .001                    .001

Fiscal Year Ended March 31, 1998

Information unavailable

Fiscal Year ended March 31, 1997

Information unavailable

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Results  of  Operations
- -----------------------

Since the Company ceased operations in 1992, its only activity has involved the investigation of potential business opportunities.

The Company had no revenues from operations in fiscal year ended March 31, 1999 or 1998. The Company incured miscellaneous expenses of $384 in the fiscal year ended March 31, 1999 compared to no miscellaneous expenss of in the fiscal year ended March 31, 1998. The net losses for fiscal years ended March 31, 1999 was
(384)and none in 1998, however in 1998 the company had an extraordinary loss on the write off of mineral property investment of ($595,850). Net loss per share was nominal in 1999 and ($.05) per share in 1998. Cumulative deficit for the company since inception is ($6,594,709) .

Liquidity  and  Capital  Resources
- ----------------------------------

As of March 31, 1999 the Company had significant assets and no liabilities.

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

Name            Age    Position             Director  and/or  Officer  Since
- ----          ---    --------             --------------------------------

Darwin Long          President & Director  December 1998 to period end of report
Jackie Long          Secretary/Treasurer   December 1998 to period end of report
                     Director
Susan Mumford        Director              December 1998 to period end of report

Set forth below is certain biographical information regarding each of the Company's current executive officers and directors as of March 31, 1999.

Darvin Long has been President and Director since December 1998.

Jackie Long has been Secretary/Treasurer and Director since December 1998.

Susan Mumford has been director since April 1999.


Except as indicated below, to the knoledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

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

Name                Position                     Report  to  be  Filed
-----               --------                     ---------------------

Z.S. Merritt       Former Officer and Director     Form 3     Form 5
Darwin Long        President/Director              Form 3     Form 5
Jackie Long        Secretary/Treasurer & Director  Form 3     Form 5
Susan Mumford      Director                        Form 3     Form 5


     ITEM  10.  EXECUTIVE  COMPENSATION



CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 1999.

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



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS
                   ------------------------------------------------------

                           Annual Compensation                                  Awards
                  ------------------------------------------------------------------------------------------------------------------
                           Fiscal
Name and Principal         Year     Salary           Bonus    Other Annual      Restricted       Securities
Position                            ($)              ($)      Compensation      Stock Award(s)   Underlying
                                                              ($)               Options/SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------
Z.S. Merrit                1997     0                0        0                 0                 0
 President                 1998     0                0        0                 0                 0
& Director                 1999     0                0        0                 0                 0
(Resigned)
-----------------------------------------------------------------------------------------------------------------------------------
Darwin Long                1999     0                0        0                 0                 0
President, Director
------------------------------------------------------------------------------------------------------------------------------------
Jackie Long                1999     0                0        0                 0                 0
Secretary/Treasurer
& Director
------------------------------------------------------------------------------------------------------------------------------------
Susan Mumford              1999     0                0        0                 0                 0
Director
------------------------------------------------------------------------------------------------------------------------------------

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


                                NATURE  OF     NUMBER  OF
NAME  OF  PERSON  OR  GROUP     OWNERSHIP     SHARES  OWNED     PERCENT
----------------------------    ---------     -------------     -------

Darwin Long                         0               0            0
President &
Director

Jackie Long                         0               0            0
Secretary/Treasurer
& Director

Susan Mumford                       0               0            0
Director

All  Officers  and  Directors
  as  a  Group                    -                  -              0%



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

3.1 Articles of Incorporation (incorporated by reference to Reg. Statement #000097510)

3.2     Bylaws (incorporated by reference to Reg. Statement #000097510)
                                       12

     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             VIABLE RESOURCES, INC.

                               By/s/Philip G. Hinds
Date: , 2001        ----------------------------------
                                    Philip G. Hinds,  President

                                 /s/Ronald A. Shogren
Date: , 2001        ----------------------------------
                                    Ronald A. Shogren, Director

                                 /s/Michael R. Butler
Date: , 2001        ----------------------------------
                                    Michael R. Butler, Director

                                 /s/Philips G. Hinds
Date: , 2001        ----------------------------------
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