Form 10KSB/A
period 2000-03-31
VIABLE RESOURCES INC
filed 2001-11-16
CIK 319008

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

  (1) Yes  X     No             (2) Yes   X     No
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



     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


During the past three years there has been an limited trading market in the Pink Sheets for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2000, the Company had 1,670 shareholders of record.

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

The Company had no revenues from operations in fiscal year ended March 31, 2000 or 1999. The Company incured miscellaneous expenses of $3,165 in the fiscal year ended March 31, 2000 compared to miscellaneous expenss of $384 in the fiscal year ended March 31, 1999. The net losses for fiscal years ended March 31, 2000 and 1999 were ($3,165) and ($364) respectively. Net loss per share was nominal in both fiscal years.

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

Name               Age    Position              Director  and/or  Officer  Since
- ----             ---    --------              --------------------------------

Sterling Hanks     57     Director            December 1999 to report period end
Blane Van Peltzen  40     Secretary/Treasurer
                          & Director          January 2000 to report period end
Scott Rands        30     Director            January 2000 to report period end

Set forth below is certain biographical information regarding each of the Company's current executive officers and directors as of March 31, 2001.

Sterling W. Hanks, 57 years old, is retired. He manages his investment portfolio after a career in mining ventures, co-venturing investment opportunities and invention and patent procurement. Mr. Hanks currently serves on the Board of Directors of Viable Resources, Inc., as Director.

Blane F. van Pletzen, 40 years old, received a Master's degree in English Literature and Technical Writing in 1985 from Utah State University, Logan, Utah and a Bachelor's degree in English in 1982 from Weber state University (then College), Ogden, Utah. Formerly on the faculty of Brigham Young University - Hawaii, Professor van Pletzen served as Director of the Reading/Writing Center, and lectured various undergraduate courses in English literature and Composition and Rhetoric. Currently an Adjunct professor of English with Salt Lake Community College in the department of Humanities and Sciences, Mr. van Pletzen serves on the Board of Directors as a Residential Trustee for American Towers in Salt Lake City Utah. Additionally, Mr. van Pletzen is Vice President of Mammoth Mining Company, Cleveland Silver Mines, Opohongo Corporation and Showers Standard Corporation - all Nevada Corporations. Mr. van Pletzen currently serves on the Board of Directors of Viable Resources, Inc., as Secretary/Treasurer.

Scott E. Rands received a Bachelor's Degree in Sociology in 1995 from Brigham Yung University, Provo, Utah. Mr. Rands, 30 years old, has been with Quest Diagnostics, Inc. (formerly Corning Clinical Labs, Inc.) since 1996. Mr. Rands has been responsible for Quality Control in the Specimen Processing Division, and has authored procedural and policy manuals for the Utah sub-region. Mr. Rands currently serves as President for Bulawayo, Inc., Masvinga, Inc., Harare, Inc., Kariba, Inc. and Hwange, Inc. - all Nevada Corporations. Mr. Rands currently serves on the Board of Directors of Viable Resources, Inc., as President.

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

Name                Position                     Report  to  be  Filed
-----               --------                     ---------------------

Darwin Long       Former President
                  & Director                     Form 3 Form 5
Jackie Long       Former Secretary/Treasurer
                  & Director                     Form 3 Form 5
Susan Mumford     Director (Former)              Form 3 Form 5
Sterling Hanks    Director                       Form 3 Form 5
Blane Van Peltzen Secretary/Treasurer
                  Director                       Form 3 Form 5
Scott Rands       Director                       Form 3 Form 5




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
                                                              ($)               Options/SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Z.S. Merrit                1998     0                0        0                 0                 0
 President                 1999     0                0        0                 0                 0
& Director                 2000     0                0        0                 0                 0
(Resigned)
-----------------------------------------------------------------------------------------------------------------------------------
Darwin Long                1998     0                0        0                 0                 0
 President                 1999     0                0        0                 0                 0
& Director                 2000     0                0        0                 0                 0
(Resigned)
-----------------------------------------------------------------------------------------------------------------------------------
Jackie Long                1998     0                0        0                 0                 0
Secretary/Treasurer        1999     0                0        0                 0                 0
& Director                 2000     0                0        0                 0                 0
(Resigned)
-----------------------------------------------------------------------------------------------------------------------------------
Susan Mumford              1999     0                0        0                 0                 0
 Director
(Resigned)
-----------------------------------------------------------------------------------------------------------------------------------
Sterling Hanks             1999     0                0        0                 0                 0
Director                   2000     0                0        0                 0                 0
-----------------------------------------------------------------------------------------------------------------------------------
Blane Van Peltzen          2000     0                0        0                 0                 0
President & Director
-----------------------------------------------------------------------------------------------------------------------------------
Scott Rands                2000     0                0        0                 0                 0
President & Director
-----------------------------------------------------------------------------------------------------------------------------------


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


                                NATURE  OF     NUMBER  OF
NAME  OF  PERSON  OR  GROUP     OWNERSHIP     SHARES  OWNED     PERCENT
----------------------------    ---------     -------------     -------

Scott Rands                     Direct            0               0
President &
Director

Blane Van Peltzen               Direct            0               0
Secretary/Treasurer
& Director

Sterling Hanks                  Direct            0               0
Director

All  Officers  and  Directors
  as  a  Group                    -              0              ?%



     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

                None

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

3.1 Articles of Incorporation (incorporated by reference to Reg. Statement #000097510)

3.2     Bylaws (incorporated by reference to Reg. Statement #000097510)

     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             VIABLE RESOURCES, INC.

                               By/s/Philip G. Hinds
Date: November 16, 2001        ----------------------------------
                                    Philip G. Hinds,  President

                                 /s/Ronald A. Shogren
Date: November 16  2001        ----------------------------------
                                    Ronald A. Shogren, Director

                                 /s/Michael R. Butler
Date: November 16, 2001        ----------------------------------
                                    Michael R. Butler, Director

                                 /s/Philips G. Hinds
Date: November 16, 2001        ----------------------------------
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