Form 10KSB/A
period 1998-03-31
VIABLE RESOURCES INC
filed 2001-11-29
CIK 319008

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: March 31, 1998


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

Securities  registered  pursuant  to  section  12  (g  )  of  the  Act:
 $0.01  par  value  common  stock
- ---------------------------------------
         (Title  of  Class)

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

     TABLE  OF  CONTENTS



PART  I               Page
- -------               ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                      4

ITEM  2.     DESCRIPTION  OF  PROPERTIES                                    4

ITEM  3.     LEGAL  PROCEEDINGS                                             4

ITEM  4.     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS       4

PART  II
- --------

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

PART  IV
- --------

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



     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


During the past three years the company's common stock has been quoted sporadically in the Pink Sheets". No accurate trading history is available for the years 1996, 1997 or 1998. Any market for common shares was very limited. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the foreseeable future. At March 31, 1998, the Company had 1,750 shareholders.

     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Liquidity  and  Capital  Resources
- ----------------------------------

As of March 31, 1998 the Company had no significant assets and no liabilities.

Results  of  Operations
- -----------------------

Since the Company ceased operations in 1992, its only activity has involved the investigation of potential business opportunities.

The company had an investment in a mining venture in South Dakota which it wrote off in 1998, as the mining attempts had ceased and ay interests had been previously disposed of. The company had not operating income or expenses in the period in 1998. The company had a write off of net ($595,850) on its interests in mining property in South Dakota in the year. The net loss was ($595,850) in 1998. The loss per share was ($.05) in 1998. The cumulative deficit since the inception of the company is ($6,594,325).


     ITEM  7.  FINANCIAL  STATEMENTS


The financial statements of the Company are included following the signature page to this form 10-KSB.


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 2000 as auditors for the Company for fiscal year 1998 and thereafter. There were no disagreements with prior auditors as to accounting treatment or financial disclosure.


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

Z.  S.  Merritt   70    President   January 1983  to  period end for this report

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.


Z.  S.  Merritt - Mr. Merritt has been a Director and a Corporate Officer of the
- -----------------
Registrant since its inception in August, 1978. He had been self-employed as a consulting geologist and landman in Casper, Wyoming since August, 1974 and was employed by Western Standard Corporation of Riverton, Wyoming as a Vice President and a Director in charge of prospect acquisitions, exploration and development. During 1968 and 1969, Mr. Merritt was manager of the uranium exploration program for International Nuclear Corporation (now INEXCO) of Colorado. Mr. Merritt was the Secretary, Treasurer and a Director of Extractive Fuels, Inc. Of Casper, Wyoming from September 1975, until his resignation in May, 1980. He has also been the President of Prairie Energy Minerals.

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

Name                Position                     Report  to  be  Filed
- ----              --------                     ---------------------

Z.  S.  Merritt     President  and  Director     Form 3 and Form 5


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


                               NATURE  OF     NUMBER  OF
NAME  OF  PERSON  OR  GROUP     OWNERSHIP     SHARES  OWNED     PERCENT
- ---------------------------     ---------     -------------     -------

Officers  and  Directors  and
  Principal  Shareholders:

Z.  S.  Merritt                   -                  -               -

All  Officers  and  Directors
  as  a  Group                    -                  -               -

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

     ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title  of  Document                                                Page
- -------------------                                              ----

Report of Michael Johnson                                          F-1

Balance Sheets as of                                               F-2

Statements  of  Operations  for  years  ended March 31, 1998, and 1997 and  the  period  from  April  1,  1993
     to  March  31,  1998                                          F-3

Statements  of Changes in Stockholders' Equity for the
    period from April 1, 1993  to  March  31,  1998                F-4

Statements  of  Cash  Flows  for the years ended 7
    March 31, 1998 and 199 and  the  period  from
    April  1,  1993  to  March  31,  1998                          F-5

Notes  to  Financial  Statements                                   F-6, F-7

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

(a)(3) EXHIBITS. The following exhibits are included as part of this report by reference:

None.

     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             VIABLE RESOURCES, INC.

                                 /s/ Z. S. Merritt
Date: November 29, 2001           ---------------------------------
                                   Z. S. Merritt,  President  and  Director

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
                                                 ==============   =============    =============    =============    ===============

                             SEE ACCOMPANYING NOTES
                                      F-2

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                 From the Three Month Period Ended June 30, 2001
          and For the Years Ended March 31, 2001, 2000, 1999, and 1998





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

                             SEE ACCOMPANYING NOTES

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Three Month Period Ended June 30, 2001
          and For the Years Ended March 31, 2001, 2000, 1999, and 1998
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
                                                    =============    =============   =============   =============   =============

                             SEE ACCOMPANYING NOTES
                                      F-5

                       Viable Resources, Inc.
                          Notes To Financial Statements
             June 30, 2001 and March 31, 2001, 2000, 1999, and 1998

Note 1 - Summary of Significant Accounting Policies:

         Organization

         Viable Resources, Inc., (the "Company") was incorporated under the laws of the state of Nevada on August 24, 1978. Since inception, the Company and its wholly owned subsidiary has been engaged in the business of exploration, development and production of mineral properties. During 1992 the Company ceased operations and has since remained inactive.

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