Form 10QSB
period 2000-09-30
VIABLE RESOURCES INC
filed 2001-11-30
CIK 319008

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2000


                         Commission file number 0-0751

                               VIABLE RESOURCES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                  83-0242652
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


                 P.O. Box 3412, Casper, WY                      82602
               --------------------------------------------    -------
             (Address of principal executive offices)         (Zip Code)

                                 (307) 472-3000
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of September 30, 2000, 13,013,300 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                             VIABLE RESOURCES, INC.

                              Financial Statements
                   For the Six Months Ended September 30, 2000

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


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Viable Resources, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Viable Resources, Inc. as of September 30, 2000 and the related statements of operations for the three months and six months period ended September 30, 2000 and 1999, and the cash flows for the six months ended September 30, 2000 and 1999 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 16, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
October 18, 2001

/s/Michael Johnson & Co., LLC.

                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)



                                                                   September 30,     March 31,
                                                                      2000             2000
                                                                 ---------------   --------------
ASSETS:

Current Assets:
  Cash                                                                      $ -          $ 6,913
                                                                 ---------------   --------------
                                                                 ---------------   --------------
    Total Current Assets                                                      -            6,913
                                                                 ---------------   --------------

TOTAL ASSETS                                                                $ -              $ -
                                                                 ===============   ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                          $ -              $ -
                                                                 ---------------   --------------
    Total Current Liabilities                                                 -                -
                                                                 ---------------   --------------

Stockholders' Deficit:
  Common stock, $.01 par value, 25,000,000
    shares authorized, 13,040,300 shares issued and
    outstanding                                                         130,403          130,403
  Additional paid-in capital                                          6,474,384        6,474,384
  Accumulated deficit                                                (6,604,787)      (6,597,874)
                                                                 ---------------   --------------
    Total Stockholders' Deficit                                               -            6,913
                                                                 ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ -          $ 6,913
                                                                 ===============   ==============

See accountant's review report.

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            For the Three Months Ended                For the Six Months Ended
                                                                   September 30,                            September 30,
                                                              2000                1999                 2000                1999
                                                              ----                ----                 ----                ----


INCOME                                                          $ -                 $ -                  $ -                 $ -


OPERATING EXPENSES:
General and administrative                                    6,913                   -                6,913                   -
Exploration costs and lease abandonments                          -                   -                    -                   -
                                                         ----------          ----------           ----------          ----------
                                                              6,913                   -                6,913                   -
                                                         ----------          ----------           ----------          ----------
Net Income from Operations                                   (6,913)                  -               (6,913)                  -
                                                         ----------          ----------           ----------          ----------
Other Income and Expenses                                         -                   -                    -                   -
Gain(Loss) on sale of investments                                 -                   -                    -                   -
Interest income                                                   -                   -                    -                   -
Interest expense                                                  -                   -                    -                   -
                                                         ----------          ----------           ----------          ----------
                                                                  -                   -                    -                   -
                                                         ----------          ----------           ----------          ----------
Net Loss                                                   $ (6,913)                $ -             $ (6,913)                $ -
                                                         ==========          ==========           ==========          ==========
Weighted average number of
  shares outstanding                                     13,040,300          13,040,300           13,040,300          13,040,300

Loss per common share                                             *                 $ -                    *                 $ -
                                                         ==========          ==========           ===========         ===========
* - Less than ($.01) per share

See accountant's review report.

                             VIABLE RESOURCES, INC.
                 STATEMENTS OF CHANGES ON STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                          Additional
                                         Common Stock                      Paid-In          Accumulated
                                           Shares          Amount          Capital            Deficit            Totals
                                           ------          ------          -------            -------            ------

Balance -  March 31, 1997                  13,040,300        $130,403       $6,464,384        $(5,998,475)        $ 596,312

Net loss for year                                   -               -                -           (595,850)         (595,850)
                                           ----------        --------        ---------         ----------          --------
Balance -   March 31, 1998                 13,040,300         130,403        6,464,384         (6,594,325)              462
                                           ----------        --------        ---------         ----------          --------
Net loss for year                                   -               -                -               (384)             (384)
                                           ----------        --------        ---------         ----------          --------
Balance - March 31, 1999                   13,040,300         130,403        6,464,384         (6,594,709)               78
                                           ----------        --------        ---------         ----------          --------
Contributions to capital                            -               -           10,000                  -            10,000
Net loss for year                                   -               -                -             (3,165)           (3,165)
                                           ----------        --------        ---------         ----------          --------
Balance - March 31, 2000                   13,040,300         130,403        6,474,384         (6,597,874)            6,913
                                           ----------        --------        ---------         ----------          --------
Net loss for period                                 -               -                -             (6,913)           (6,913)
                                           ----------        --------        ---------         ----------          --------
Balance - September 30, 2000               13,040,300        $130,403       $6,474,384        $(6,604,787)              $ -
                                           ----------        --------        ---------         ----------

See accountant's review report.

                             VIABLE RESOURCES,INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                Indirect Method


                                                                         For the Six Months Ended
                                                                              September 30,
                                                                          2000              1999
                                                                          ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                           $ (6,913)              $ -
    Stock issued for services                                                 -                 -
    Loss of assets                                                            -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                            -                 -
    Increase in Accounts Receivable                                           -                 -
                                                                        --------         --------
                                                                              -                 -
                                                                        --------         --------
Net Cash Used in Operating Activities                                    (6,913)                -
                                                                        --------         --------
Cash Flow From Financing Activities:
  Contribution to Capital                                                     -                 -
  Issuance of Common Stock                                                    -                 -
                                                                        --------         --------
  Net Cash Provided By Financing Activities                                   -                 -
                                                                        --------         --------
Increase (Decrease) in Cash                                              (6,913)                -

Cash and Cash Equivalents - Beginning of period                           6,913                78
                                                                        --------         --------
Cash and Cash Equivalents - End of period                                   $ -              $ 78
                                                                        ========         ========


Supplemental Cash Flow Information:
  Interest paid                                                             $ -               $ -
                                                                        ========         ========
  Taxes paid                                                                $ -               $ -
                                                                        ========         ========

See accountant's review report.

                             VIABLE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Viable Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months and six months ended September 30, 2000 and 1999, and cash flows for the six months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended March 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $0 in cash capital at the end of the period. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended September 30, 2000 compared to Quarter Ended June 30, 1999.
-----------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred $6,913 in expenses in the period in 2000 as compared to no expenses in the same period in 1999. The Company had a loss on operations for the period in 2000 of ($6,913) as compared to no loss in the period in 1999. The net loss was ($6,913) in the period in 2000 and none in 1999. The loss per share in the quarter was nominal in 2000.

Results of Operations for the Six Month Period Ended September 30, 2000 compared to same period in 1999.
--------------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred $6,913 in expenses in the period in 2000 as compared to no expenses in the same period in 1999. The Company had a loss on operations for the period in 2000 of ($6,913) as compared to no loss in the period in 1999. The net loss was ($6,913) in the period in 2000 and none in 1999. The loss per share in the quarter was nominal in 2000.

     The trend of operating loses can be expected to continue until and unless the company acquires or merges with a profitable business.

     (a) Plan of Operation. The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquistions in mind and has not entered into any negotiations regarding such an acquisition. As of date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
-------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party.

Item 2. Changes in Securities.
-----------------------------

        (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

        (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
---------------------------------------

        (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

        (Not applicable)

Item 5. Other Information.
-------------------------

        (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

        (a) Exhibits

        No exhibits as set forth in Regulation SB, are necessary for this filing.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 29, 2001

                                              VIABLE RESOURCES, INC.


                                              /s/Philip G. Hinds
                                              -----------------------------
                                              Philip G. Hinds, President