Form 10QSB
period 2000-12-31
VIABLE RESOURCES INC
filed 2001-11-30
CIK 319008

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: December 31, 2000


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

Yes  X  No

As of December 31, 2000, 13,013,300 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                             VIABLE RESOURCES, INC.

                              Financial Statements
                   For the Nine Months Ended December 31, 2000

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


We have reviewed the accompanying balance sheet of Viable Resources, Inc. as of December 31, 2000 and the related statements of operations for the three months and nine months period ended December 31, 2000 and 1999, and the cash flows for the nine months ended December 31, 2000 and 1999 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 16, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
October 18, 2001

/s/Michael Johnson & Co., LLC.

                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)





                                                                   December 31,      March 31,
                                                                      2000             2000
                                                                 ---------------   --------------
ASSETS:

Current Assets:
  Cash                                                                      $ -          $ 6,913
                                                                 ---------------   --------------
                                                                 ---------------   --------------
    Total Current Assets                                                      -            6,913
                                                                 ---------------   --------------

TOTAL ASSETS                                                                $ -              $ -
                                                                 ===============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                          $ -              $ -
                                                                 ---------------   --------------
    Total Current Liabilities                                                 -                -
                                                                 ---------------   --------------

Stockholders' Equity:
  Common stock, $.01 par value, 25,000,000
    shares authorized, 13,040,300 shares issued and
    outstanding                                                         130,403          130,403
  Additional paid-in capital                                          6,474,384        6,474,384
  Accumulated deficit                                                (6,604,787)      (6,597,874)
                                                                 ---------------   --------------
    Total Stockholders' Equity                                                -            6,913
                                                                 ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ -          $ 6,913
                                                                 ===============   ==============

See accountant's review report.

                             VIABLE RESOURCES,INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                            For the Three Months Ended                For the Nine Months Ended
                                                                   December 31,                             December 31,
                                                               2000               1999                  2000                1999
                                                               ----               ----                  ----                ----


INCOME                                                          $ -                $ -                   $ -                 $ -


OPERATING EXPENSES:
General and administrative                                        -                  -                 6,913                   -
Exploration costs and lease abandonments                          -                  -                     -                   -
                                                         ----------         ----------            ----------          ----------
                                                                  -                  -                 6,913                   -
                                                         ----------         ----------            ----------          ----------
Net Income from Operations                                        -                  -                (6,913)                  -
                                                         ----------         ----------            ----------          ----------
Other Income and Expenses                                         -                  -                     -                   -
Gain(Loss) on sale of investments                                 -                  -                     -                   -
Interest income                                                   -                  -                     -                   -
Interest expense                                                  -                  -                     -                   -
                                                         ----------         ----------            ----------          ----------
                                                                  -                  -                     -                   -
                                                         ----------         ----------            ----------          ----------
Net Loss                                                        $ -                $ -              $ (6,913)                $ -
                                                         ==========         ==========            ==========          ==========
Weighted average number of
  shares outstanding                                     13,040,300         13,040,300            13,040,300          13,040,300

Loss per common share                                           $ -                $ -               *                       $ -
                                                         ==========         ==========            ==========          ==========
* - less than ($.01) per share

See accountant's review report.

                             VIABLE RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                          Additional
                                         Common Stock                      Paid-In          Accumulated
                                           Shares          Amount          Capital            Deficit            Totals
                                           ------          ------          -------            -------            ------

Balance -  March 31, 1997                  13,040,300        $130,403       $6,464,384        $(5,998,475)        $ 596,312

Net loss for year                                   -               -                -           (595,850)         (595,850)
                                           ----------        --------       ----------        -----------         ---------
Balance -   March 31, 1998                 13,040,300         130,403        6,464,384         (6,594,325)              462
                                           ----------        --------       ----------        -----------         ---------
Net loss for year                                   -               -                -               (384)             (384)
                                           ----------        --------       ----------        -----------         ---------
Balance - March 31, 1999                   13,040,300         130,403        6,464,384         (6,594,709)               78
                                           ----------        --------       ----------        -----------         ---------
Contributions to capital                            -               -           10,000                  -            10,000
Net loss for year                                   -               -                -             (3,165)           (3,165)
                                           ----------        --------       ----------        -----------         ---------
Balance - March 31, 2000                   13,040,300         130,403        6,474,384         (6,597,874)            6,913
                                           ----------        --------       ----------        -----------         ---------
Net loss for period                                 -               -                -             (6,913)           (6,913)
                                           ----------        --------       ----------        -----------         ---------
Balance - December 31, 2000                13,040,300        $130,403       $6,474,384        $(6,604,787)              $ -
                                           ----------        --------       ----------        -----------         ---------

See accountant's review report.

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                Indirect Method




                                                                       For the Nine Months Ended
                                                                               December 31,
                                                                           2000              1999
                                                                           ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                           $ (6,913)              $ -
    Stock issued for services                                                 -                 -
    Loss of assets                                                            -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                            -                 -
    Increase in Accounts Receivable                                           -                 -
                                                                       ---------             ----
                                                                              -                 -
                                                                       ---------             ----
Net Cash Used in Operating Activities                                    (6,913)                -
                                                                       ---------             ----
Cash Flow From Financing Activities:
  Contribution to Capital                                                     -                 -
  Issuance of Common Stock                                                    -                 -
                                                                       ---------             ----
  Net Cash Provided By Financing Activities                                   -                 -
                                                                       ---------             ----
Increase (Decrease) in Cash                                              (6,913)                -

Cash and Cash Equivalents - Beginning of period                           6,913                78
                                                                       ---------             ----
Cash and Cash Equivalents - End of period                                   $ -              $ 78
                                                                       =========             ====


Supplemental Cash Flow Information:
  Interest paid                                                             $ -               $ -
                                                                       =========             ====
  Taxes paid                                                                $ -               $ -
                                                                       =========             ====

See accountant's review report.

                             VIABLE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Viable Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2000, and the results of operations for the three months and nine months ended December 31, 2000 and 1999, and cash flows for the nine months ended December 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended December 31, 2000 compared to Quarter Ended December 30, 1999.
--------------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred no expenses in the period in 2000 or 1999 and had no net profit or loss in the period in either year.

Results of Operations for the Nine Month Period Ended Decmeber 31, 2000
-----------------------------------------------------------------------

     The Company had no revenues in the period in 2000 or 1999. The company incurred gereral and administrative expenses of $6,913 in the nine month period in 2000 compared to no expneses in the period in 1999. The net loss was ($6,913) in the nine month period in 2000 and there was no profit or loss in the period in 1999. The loss pershare in the nine month period in 2000 wan nominal.

     The lack of revenue can be expected to continue until and unless the company acquires or merges with a profitable business.

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