Form 10QSB
period 2001-03-31
VIABLE RESOURCES INC
filed 2001-11-30
CIK 319008

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2000


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

Yes  X  No

As of June 30, 2000, 13,013,300 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                             VIABLE RESOURCES, INC.

                              Financial Statements
                    For the Three Months Ended June 30, 2000

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


We have reviewed the accompanying balance sheet of Viable Resources, Inc. as of June 30, 2000 and the related statements of operations for the three month period ended June 30, 2000 and 1999, and the cash flows for the three month period ended June 30, 2000 and 1999 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 16, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
October 18, 2001

                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)




                                                                    June 30,         March 31,
                                                                      2000             2000
                                                                 ---------------   --------------
ASSETS:

Current Assets:
  Cash                                                                  $ 6,913          $ 6,913
                                                                 ---------------   --------------
                                                                 ---------------   --------------
    Total Current Assets                                                  6,913            6,913
                                                                 ---------------   --------------

TOTAL ASSETS                                                                $ -              $ -
                                                                 ===============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                          $ -              $ -
                                                                 ---------------   --------------
    Total Current Liabilities                                                 -                -
                                                                 ---------------   --------------

Stockholders' Equity:
  Common stock, $.01 par value, 25,000,000
    shares authorized, 13,040,300 shares issued and
    outstanding                                                         130,403          130,403
  Additional paid-in capital                                          6,474,384        6,474,384
  Accumulated deficit                                                (6,597,874)      (6,597,874)
                                                                 ---------------   --------------
    Total Stockholders' Equity                                            6,913            6,913
                                                                 ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 6,913          $ 6,913
                                                                 ===============   ==============



See accountants review report.


                             VIABLE RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                 For the Three Months Ended
                                                                          June 30,
                                                                 2000               1999
                                                                 ----               ----


INCOME                                                          $ -                $ -


OPERATING EXPENSES:
General and administrative                                        -                  -
Exploration costs and lease abandonments                          -                  -
                                                         ----------         ----------
                                                                  -                  -
                                                         ----------         ----------
Net Income from Operations                                        -                  -
                                                         ----------         ----------
Other Income and Expenses                                         -                  -
Gain(Loss) on sale of investments                                 -                  -
Interest income                                                   -                  -
Interest expense                                                  -                  -
                                                         ----------         ----------
                                                                  -                  -
                                                         ----------         ----------
Net Income (Loss)                                               $ -                $ -
                                                         ==========         ==========
Weighted average number of
  shares outstanding                                     13,040,300         13,040,300

Earnings (loss) per common share                                $ -                $ -
                                                         ==========         ==========

See accountants review report.

                             VIABLE RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                          Additional
                                         Common Stock                      Paid-In          Accumulated
                                           Shares          Amount          Capital            Deficit            Totals
                                           ------          ------          -------            -------            ------

Balance -  March 31, 1997                  13,040,300        $130,403       $6,464,384        $(5,998,475)        $ 596,312

Net loss for year                                   -               -                -           (595,850)         (595,850)
                                           ----------        --------       ----------        -----------         ---------
Balance -   March 31, 1998                 13,040,300         130,403        6,464,384         (6,594,325)              462
                                           ----------        --------       ----------        -----------         ---------
Net loss for year                                   -               -                -               (384)             (384)
                                           ----------        --------       ----------        -----------         ---------
Balance - March 31, 1999                   13,040,300         130,403        6,464,384         (6,594,709)               78
                                           ----------        --------       ----------        -----------         ---------
Contributions to capital                            -               -           10,000                  -            10,000
Net loss for year                                   -               -                -             (3,165)           (3,165)
                                           ----------        --------       ----------        -----------         ---------
Balance - March 31, 2000                   13,040,300         130,403        6,474,384         (6,597,874)            6,913
                                           ----------        --------       ----------        -----------         ---------
Net loss for period                                 -               -                -                  -                 -
                                           ----------        --------       ----------        -----------         ---------
Balance - June 30, 2000                    13,040,300        $130,403       $6,474,384        $(6,597,874)          $ 6,913
                                           ----------        --------       ----------        -----------         ---------

See accountants review report.

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                Indirect Method




                                                                      For the Three Months Ended
                                                                               June 30,
                                                                          2000              1999
                                                                          ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                                $ -               $ -
    Stock issued for services                                                 -                 -
    Loss of assets                                                            -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                            -                 -
    Increase in Accounts Receivable                                           -                 -
                                                                       ---------         --------
                                                                              -                 -
                                                                       ---------         --------
Net Cash Used in Operating Activities                                         -                 -
                                                                       ---------         --------
Cash Flow From Financing Activities:
  Contribution to Capital                                                     -                 -
  Issuance of Common Stock                                                    -                 -
                                                                       ---------         --------
  Net Cash Provided By Financing Activities                                   -                 -
                                                                       ---------         --------
Increase (Decrease) in Cash                                                   -                 -

Cash and Cash Equivalents - Beginning of period                           6,913                78
                                                                       ---------         --------

Cash and Cash Equivalents - End of period                               $ 6,913              $ 78
                                                                       =========         ========


Supplemental Cash Flow Information:
  Interest paid                                                             $ -               $ -
                                                                       =========         ========
  Taxes paid                                                                $ -               $ -
                                                                       =========         ========


See accountants review report.

                             VIABLE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Viable Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months ended June 30, 2000 and 1999, and cash flows for the three months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended March 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

        The Company had $6,913 in cash capital at the end of the period. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999.
-----------------------------------------------------------------------------

        The Company had no revenue or operations for the period. The Company incurred no expenses in the period in 2000 or 1999 and had no profit or loss.

        The lack of revenues expected to continue until and unless the company acquires or merges with a profitable business.

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