Form 10QSB
period 2001-09-30
VIABLE RESOURCES INC
filed 2001-11-30
CIK 319008

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2001


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

Yes  X  No

As of September 30, 2001, 13,013,300 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                             VIABLE RESOURCES, INC.

                              Financial Statements
                   For the Six Months Ended September 30, 2001

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


We have reviewed the accompanying balance sheet of Viable Resources, Inc. as of September 30, 2001 and the related statements of operations for the three months and six months period ended September 30, 2001 and 2000, and the cash flows for the six months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 16, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
October 18, 2001

/s/Michael Johnson & Co., LLC.





                                                                   September 30,     March 31,
                                                                      2001             2001
                                                                 ---------------   --------------
ASSETS:

Current Assets:
  Cash                                                                      $ -              $ -
                                                                 ---------------   --------------
                                                                 ---------------   --------------
    Total Current Assets                                                      -                -
                                                                 ---------------   --------------

TOTAL ASSETS                                                                $ -              $ -
                                                                 ===============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable                                                          $ -              $ -
                                                                 ---------------   --------------
    Total Current Liabilities                                                 -                -
                                                                 ---------------   --------------

Stockholders' Equity:
  Common stock, $.01 par value, 25,000,000
    shares authorized, 23,040,300 shares issued and
    outstanding                                                         230,403          230,403
  Additional paid-in capital                                          6,384,384        6,384,384
  Accumulated deficit                                                (6,614,787)      (6,614,787)
                                                                 ---------------   --------------
    Total Stockholders' Equity                                                -                -
                                                                 ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ -              $ -
                                                                 ===============   ==============


See accountant's review report

                             VIABLE RESOURCES,INC.
                            STATMENTS OF OPERATIONS
                                  (Unaudited)


                                                              For the Three Months Ended               For the Three Months Ended
                                                                    September 30,                            September 30,

                                                                2001               2000                 2001                2000
                                                                ----               ----                 ----                ----





INCOME                                                          $ -                $ -                  $ -                  $ -





OPERATING EXPENSES:

General and administrative                                        -              6,913                    -                6,913
Exploration costs and lease abandonments                          -                  -                    -                    -
                                                           --------          ---------            ---------             ---------
                                                                  -              6,913                    -                6,913
                                                           --------          ---------            ---------             ---------

Net Income from Operations                                        -             (6,913)                   -               (6,913)

Other Income and Expenses                                         -                  -                    -                    -
Gain(Loss) on sale of investments                                 -                  -                    -                    -
Interest income                                                   -                  -                    -                    -
Interest expense                                                  -                  -                    -                    -
                                                           --------          ----------           ---------              ---------
                                                                  -                  -                    -                    -
                                                           --------          ----------           ---------              ---------

Net Income (Loss)                                               $ -           $ (6,913)                 $ -             $ (6,913)
                                                           ========          ==========           =========              ==========
Weighted average number of
  shares outstanding                                     23,040,300         13,040,300           23,040,300           13,040,300


Earnings (loss) per common share                                $ -                  *                  $ -                    *
                                                           ========          ==========           =========               =========


See accountant's review report


* - Less than ($.01) per share

                             VIABLE RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                          Additional
                                         Common Stock                      Paid-In          Accumulated
                                           Shares          Amount          Capital            Deficit            Totals
                                           ------          ------          -------            -------            ------



Balance -  March 31, 1997                  13,040,300        $130,403       $6,464,384        $(5,998,475)        $ 596,312

Net loss for year                                   -               -                -           (595,850)         (595,850)
                                           ----------        --------        ---------        -----------          --------
Balance -   March 31, 1998                 13,040,300         130,403        6,464,384         (6,594,325)              462
                                           ----------        --------        ---------        -----------          --------
Net loss for year                                   -               -                -               (384)             (384)
                                           ----------        --------        ---------        -----------          --------
Balance - March 31, 1999                   13,040,300         130,403        6,464,384         (6,594,709)               78
                                           ----------        --------        ---------        -----------          --------
Contributions to capital                            -               -           10,000                  -            10,000
Net loss for year                                   -               -                -             (3,165)           (3,165)
                                           ----------        --------        ---------        -----------          --------
Balance - March 31, 2000                   13,040,300         130,403        6,474,384         (6,597,874)            6,913
                                           ----------        --------        ---------        -----------          --------

Stock issued for services                  10,000,000         100,000          (90,000)                 -            10,000
Net loss for year                                   -               -                -            (16,913)          (16,913)
                                           ----------        --------        ---------        -----------          --------
Balance - March 31, 2001                   23,040,300         230,403        6,384,384         (6,614,787)                -
                                           ----------        --------        ---------        -----------          --------
Net loss for period                                 -               -                -                  -                 -
                                           ----------        --------        ---------        -----------          --------
Balance - September 30, 2001               23,040,300        $230,403       $6,384,384        $(6,614,787)              $ -
                                           ----------        --------        ---------        -----------          --------

See accountant's review report


                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                        For the Six Months Ended

                                                                             September 30,

                                                                         2001              2000
                                                                       --------          --------



Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                                $ -          $ (6,913)
    Stock issued for services                                                 -                 -
    Loss of assets                                                            -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                            -                 -
    Increase in Accounts Receivable                                           -                 -
                                                                       ---------         --------
                                                                              -                 -
                                                                       ---------         --------
Net Cash Used in Operating Activities                                         -            (6,913)
                                                                       ---------         --------

Cash Flow From Financing Activities:

  Contribution to Capital                                                     -                 -
  Issuance of Common Stock                                                    -                 -
                                                                       ---------         --------
  Net Cash Provided By Financing Activities                                   -                 -
                                                                       ---------         --------

Increase (Decrease) in Cash                                                   -            (6,913)

Cash and Cash Equivalents - Beginning of period                               -             6,913
                                                                       ---------         --------
Cash and Cash Equivalents - End of period                                   $ -               $ -
                                                                       =========         ========

Supplemental Cash Flow Information:
  Interest paid                                                             $ -               $ -
                                                                       =========         ========
  Taxes paid                                                                $ -               $ -
                                                                       =========         ========

See accountant's review report

                             VIABLE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Viable Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and six months ended September 30, 2001 and 2000, and cash flows for the six months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended March 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The  Company had no cash or assets at the end of the period.    The Company
will need to either borrow or make private placements of stock in order to have any capital with which to operate.

Results of Operations for the Quarter Ended September 30, 2001 compared to Quarter Ended September 30, 2000.
-----------------------------------------------------------------------------

     The Company had no revenue or operations for the period in 2001 or 2000. The Company incurred no expenses in the period in 2001 but incurred $6,913 in expenses in the period in 2000. The net profit (loss) for the period was none in 2001 but ($6,913) in 2000. The profit/loss per share was none in 2001 and there was a nominal loss in 2000.

Results of Operations for the Six Month Period Ended September 30, 2001 compared to same period in ended September 30, 2000.
--------------------------------------------------------------------------------

  The Company had no revenue or  operations  for the period in 2001 or 2000.
The Company incurred no expenses in the period in 2001 but incurred $6,913 in expenses in the period in 2000. The net profit (loss) for the period was none in 2001 but ($6,913) in 2000. The profit/loss per share was none in 2001 and there was a nominal loss in 2000.

     The trend of operating loses can be expected to continue until and unless the company acquires or merges with a profitable business

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