Form 10QSB
period 2001-06-30
VIABLE RESOURCES INC
filed 2001-12-04
CIK 319008

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2001


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

Yes  X  No

As of June 30, 2001, 13,013,300 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                             VIABLE RESOURCES, INC.

                              Financial Statements
                    For the Three Months Ended June 30, 2001

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Viable Resources, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Viable Resources, Inc. as of June 30, 2001 and the related statements of operations for the three month period ended June 30, 2001 and 2000, and the cash flows for the three month period ended June 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 16, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
October 18, 2001

                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                    June 30,         March 31,
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
                                                                 ===============   ==============

See accountants review report




                                                             For the Three Months Ended
                                                                       June 30,
                                                               2001               2000
                                                               ----               ----


INCOME                                                          $ -                $ -


OPERATING EXPENSES:
General and administrative                                        -                  -
Exploration costs and lease abandonments                          -                  -
                                                           --------           --------
                                                                  -                  -
                                                           --------           --------
Net Income from Operations                                        -                  -
                                                           --------           --------
Other Income and Expenses                                         -                  -
Gain(Loss) on sale of investments                                 -                  -
Interest income                                                   -                  -
Interest expense                                                  -                  -
                                                           --------           --------
                                                                  -                  -
                                                           --------           --------
Net Income (Loss)                                               $ -                $ -
                                                           ========           ========
Weighted average number of
  shares outstanding                                     23,040,300         13,040,300

Earnings (loss) per common share                                $ -                $ -
                                                           ========           ========

See accountants review report

                             VIABLE RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)




                                                                          Additional
                                         Common Stock                      Paid-In          Accumulated
                                           Shares          Amount          Capital            Deficit            Totals
                                           ------          ------          -------            -------            ------

Balance -  March 31, 1997                  13,040,300        $130,403       $6,464,384        $(5,998,475)        $ 596,312

Net loss for year                                   -               -                -           (595,850)         (595,850)
                                           ----------         -------        ---------          ---------          --------
Balance -   March 31, 1998                 13,040,300         130,403        6,464,384         (6,594,325)              462
                                           ----------         -------        ---------          ---------          --------
Net loss for year                                   -               -                -               (384)             (384)
                                           ----------         -------        ---------          ---------          --------
Balance - March 31, 1999                   13,040,300         130,403        6,464,384         (6,594,709)               78
                                           ----------         -------        ---------          ---------          --------
Contributions to capital                            -               -           10,000                  -            10,000
Net loss for year                                   -               -                -             (3,165)           (3,165)
                                           ----------         -------        ---------          ---------          --------
Balance - March 31, 2000                   13,040,300         130,403        6,474,384         (6,597,874)            6,913
                                           ----------         -------        ---------          ---------          --------
Stock issued for services                  10,000,000         100,000          (90,000)                 -            10,000
Net loss for year                                   -               -                -            (16,913)          (16,913)
                                           ----------         -------        ---------          ---------          --------
Balance - March 31, 2001                   23,040,300         230,403        6,384,384         (6,614,787)                -
                                           ----------         -------        ---------          ---------          --------
Net loss for period                                 -               -                -                  -                 -
                                           ----------         -------        ---------          ---------          --------
Balance - June 30, 2001                    23,040,300        $230,403       $6,384,384        $(6,614,787)              $ -
                                           ----------         -------        ---------          ---------          --------

See accountants review report


                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                Indirect Method




                                                                          For the Three Months Ended
                                                                                   June 30,
                                                                             2001              2000
                                                                             ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                                $ -               $ -
    Stock issued for services                                                 -                 -
    Loss of assets                                                            -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                            -                 -
    Increase in Accounts Receivable                                           -                 -
                                                                         -------           ------
                                                                              -                 -
                                                                         -------           ------
Net Cash Used in Operating Activities                                         -                 -
                                                                         -------           ------
Cash Flow From Financing Activities:
  Contribution to Capital                                                     -                 -
  Issuance of Common Stock                                                    -                 -
                                                                         -------           ------
  Net Cash Provided By Financing Activities                                   -                 -
                                                                         -------           ------
Increase (Decrease) in Cash                                                   -                 -

Cash and Cash Equivalents - Beginning of period                               -             6,913
                                                                         -------           ------
Cash and Cash Equivalents - End of period                                   $ -           $ 6,913
                                                                         =======           ======


Supplemental Cash Flow Information:
  Interest paid                                                             $ -               $ -
                                                                         =======           ======
  Taxes paid                                                                $ -               $ -
                                                                         =======           ======

see accountant's review report

                             VIABLE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Viable Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months ended June 30, 2001 and 2000, and cash flows for the three months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended June 30, 2001 compared to Quarter Ended June 30, 2000.
--------------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred no expenses in the period in 2001 or 2000 and had no net profit or loss in the period in either year.

Results of Operations for the Nine Month Period Ended June 30, 2001 compared to Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred no expenses in the period in 2001 or 2000 and had no net profit or loss in the period in either year.

     The lack of revenue can be expected to continue until and unless the company acquires or merges with a profitable business.

     (a) Plan of Operation. The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter.

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