Form 10KSB
period 2001-03-31
VIABLE RESOURCES INC
filed 2001-12-07
CIK 319008

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: March 31, 2001


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

As of March 31, 2001, 13,040,300 shares of the Company's Common Stock, no par value per share, were held by non-affiliates which had a market value of approximately $ 638,975 based on available pink sheet quotes at the average between the bid and asked price. There is a very limited trading market in the pink sheets for the Company's Common Stock. The number of shares of Common Stock of the registrant outstanding as of March 31, 2001, was 23,040,368.

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


The  Company  does  not  maintain  any  office  nor  does  it  own  any property


     ITEM  3.  LEGAL  PROCEEDINGS


None


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 2001.



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

Fiscal Year Ended March 31, 2001

                           High Bid                Low Bid

1st Quarter                     .001                    .001
2nd Quarter                     .001                    .001
3rd Quarter                     .001                    .001
4th Quarter                     .001                    .001

Fiscal Year Ended March 31, 2000

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

The Company had no revenues from operations in fiscal year ended March 31, 2001 or 2000. The Company incured compensation expenses of $10,000 and miscellaneous expenses of $6,913 in the fiscal year ended March 31, 2001 compared to miscellaneous expenss of $3,165 in the fiscal year ended March 31, 2000. The net losses for fiscal years ended March 31, 2001 and 2000 were ($16,913) and ($3,165) respectively. Net loss per share was nominal in both fiscal years.

Liquidity  and  Capital  Resources
- ----------------------------------

As  of  March  31,  2001  the  Company  had  no  assets  and  no  liabilities.

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

Name               Age     Position             Director  and/or  Officer  Since
- ----             ---     --------             --------------------------------

Philip G. Hinds    60      President, Director          February 2001
Michael R. Butler  48      Director, Secretary          February 2001
                           Treasurer
Ronald A. Shogren  58      Director, Vice President     February 2001

Set forth below is certain biographical information regarding each of the Company's current executive officers and directors as of March 31, 2001.

PHILIP G. HINDS, age 60, is President and a Director of the company. Mr. Hinds, a journeyman printer for 35 years, President and a Director of Hindsight, Inc., d/b/a Oil City Printer, Casper, WY since 1988. Mr. Hinds has served as a Councilman for Evansville, WY for five years. he is an active member of the Elks, Eagles, and Lions clubs. Mr. Hinds was an officer and Director of Philips 44, Inc. from 1999-2000, and Hinds, Inc. 1998 to date.

MICHAEL R. BUTLER, age 48, is Secretary/Treasurer and a Director of the Company, Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998. Mr. Butler has owned and operated a farmranch west of Casper, Wyoming.

Mr. Butler ahs been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. d/b/a Oil City Printers, a commercial printing business (since 1998). Mr. Butler is President and Directors of Butts, Inc. (since 1997) a Director and Secretary/Treasurer of The Art Boutique, Inc. (since
1996), Fuels, Inc. (1999-2000), Philllips 44, Inc. (1998-2000) and Tempus, INc.
(1997-2000) and Garner Investments, Inc. (since 1997).

RONALD A. SHOGREN, age 58, is Vice President and a Director of the company.
Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed gereral contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogen was President and Direcotr of Kearney, Inc. (1999-2000), Shgi, Inc. (1999 to date) and a Director of Butts, Inc. (1999 to date), and Garner Investments, Inc. (1997 to date).

Except as indicated below, to the knowledge of management, during the past five years, no present of former director, executive officer or person nominated to become a director or an executive officer of the Company:

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

Name                Position                     Report  to  be  Filed
-----               --------                     ---------------------

Philip G. Hinds     President and Director           Form  3   Form 5
Ronald A. Shogren   Vice President and Director      Form  3   Form 5
Michail R. Butler   Director and Secretary/Treasurer Form  3  Form 5


     ITEM  10.  EXECUTIVE  COMPENSATION



CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2001, 2000, and 1999.

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



                    SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS
                   ------------------------------------------------------

                           Annual Compensation                                  Awards
                  ------------------------------------------------------------------------------------------------------------------
                           Fiscal
Name and Principal         Year     Salary           Bonus    Other Annual      Restricted       Securities
Position                            ($)              ($)      Compensation      Stock Award(s)   Underlying
                                                              ($)               Options/SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------
Philip G. Hinds            2000     0                0        0                 3,000,000         0
President                                                                       shares
-----------------------------------------------------------------------------------------------------------------------------------
Michael R. Butler          2000     0                0        0                 3,000,000         0
Secretary/Treasurer                                                             shares
-----------------------------------------------------------------------------------------------------------------------------------
Ronald A. Shogren          2000     0                0        0                 3,000,000         0
Vice President/Director                                                         shares
-----------------------------------------------------------------------------------------------------------------------------------

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

+
                                NATURE  OF     NUMBER  OF
NAME  OF  PERSON  OR  GROUP     OWNERSHIP     SHARES  OWNED     PERCENT
----------------------------    ---------     -------------     -------

Ronald A. Shogren                Direct        3,000,000            13
Vice President and Director

Michael R. Butler                Direct        3,000,000            13

Philip G. Hinds                  Direct        3,000,000            13
Secretary/Treasurer and Director

All  Officers  and  Directors
  as  a  Group                    -                  -              39%



     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS



TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director, or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing perons, has an interest, except that Ronald A. Shogren, Michael R. Butler and Philip G. Hinds each received 3,000,000 shares of restriced stock of the company for service rendered, valued at $3,333 each in fiscal year ended March 31, 2001.

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
                                    Philips G. Hinds, Director

                             Viable Resources, Inc.

                              Financial Statements
                      Years Ended March 31, 2001, and 2000

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Viable Resources, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheets of Viable Resources, Inc. as of March 31, 2001, and 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viable Resources, Inc. at March 31, 2001, and 2000, and the results of its operations and its cash flows for the years then end, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael Johnson & Co., LLC
Denver, Colorado
August 16, 2001

/s/Michael Johnson & Co., LLC

                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
                            MARCH 31, 2001 and 2000


                                                                      2001             2000
                                                                 ---------------   --------------
ASSETS:

Current Assets:
  Cash                                                                      $ -          $ 6,913
                                                                 ---------------   --------------
                                                                 ---------------   --------------
    Total Current Assets                                                      -            6,913
                                                                 ---------------   --------------

TOTAL ASSETS                                                                $ -              $ -
                                                                 ===============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                          $ -              $ -
                                                                 ---------------   --------------
    Total Current Liabilities                                                 -                -
                                                                 ---------------   --------------

Stockholders' Equity:
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 23,040,300 and 13,040,300 shares
    issued and outstanding at March 31, 2001
     and 2000 respectively                                              230,403          130,403
  Additional paid-in capital                                          6,384,384        6,474,384
  Accumulated deficit                                                (6,614,787)      (6,597,874)
                                                                 ---------------   --------------
    Total Stockholders' Equity                                                -            6,913
                                                                 ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ -          $ 6,913
                                                                 ===============   ==============

The accompanying notes are an integral part of these financial statements.

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                               2001               2000
                                                               ----               ----


INCOME                                                          $ -                $ -


OPERATING EXPENSES:
General and administrative                                   16,913              3,165
Exploration costs and lease abandonments                          -                  -
                                                         ----------         ----------
                                                             16,913              3,165
                                                         ----------         ----------
Net Income from Operations                                  (16,913)            (3,165)
                                                         ----------         ----------
Other Income and Expenses                                         -                  -
Gain(Loss) on sale of investments                                 -                  -
Interest income                                                   -                  -
Interest expense                                                  -                  -
                                                         ----------         ----------
                                                                  -                  -
                                                         ----------         ----------
Net Income (Loss)                                         $ (16,913)          $ (3,165)
                                                         ==========         ==========
Weighted average number of
  shares outstanding                                     18,040,300         13,040,300

Earnings (loss) per common share                                  *                  *
                                                         ==========         ==========
* - Less than ($.01) per share

The accompanying notes are an integral part of these financial statements.

                             VIABLE RESOURCES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                          Additional
                                         Common Stock                      Paid-In          Accumulated
                                           Shares          Amount          Capital            Deficit            Totals
                                           ------          ------          -------            -------            ------

Balance -  March 31, 1997                  13,040,300        $130,403       $6,464,384        $(5,998,475)        $ 596,312

Net loss for year                                   -               -                -           (595,850)         (595,850)
                                           ----------        --------       ----------        -----------         ---------
Balance -   March 31, 1998                 13,040,300         130,403        6,464,384         (6,594,325)              462
                                           ----------        --------       ----------        -----------         ---------
Net loss for year                                   -               -                -               (384)             (384)
                                           ----------        --------       ----------        -----------         ---------
Balance - March 31, 1999                   13,040,300         130,403        6,464,384         (6,594,709)               78
                                           ----------        --------       ----------        -----------         ---------
Contributions to capital                            -               -           10,000                  -            10,000
Net loss for year                                   -               -                -             (3,165)           (3,165)
                                           ----------        --------       ----------        -----------         ---------
Balance - March 31, 2000                   13,040,300         130,403        6,474,384         (6,597,874)            6,913
                                           ----------        --------       ----------        -----------         ---------
Issuance of stock for services             10,000,000         100,000          (90,000)                 -            10,000
Net loss for year                                   -               -                -            (16,913)          (16,913)
                                           ----------        --------       ----------        -----------         ---------
Balance - March 31, 2001                   23,040,300        $230,403       $6,384,384        $(6,614,787)              $ -
                                           ----------        --------       ----------        -----------         ---------

The accompanying notes are an integral part of these financial statements.

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000




                                                                      2001              2000
                                                                  --------------    --------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                          $ (16,913)         $ (3,165)
    Stock issued for services                                            10,000                 -
    Loss of assets                                                            -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                            -                 -
    Increase in Accounts Receivable                                           -                 -
                                                                  --------------    --------------
                                                                  --------------    --------------
                                                                              -                 -
                                                                  --------------    --------------
Net Cash Used in Operating Activities                                    (6,913)           (3,165)
                                                                  --------------    --------------

Cash Flow From Financing Activities:
  Contribution to Capital                                                     -            10,000
  Issuance of Common Stock                                                    -                 -
                                                                  --------------    --------------
  Net Cash Provided By Financing Activities                                   -            10,000
                                                                  --------------    --------------

Increase (Decrease) in Cash                                              (6,913)            6,835

Cash and Cash Equivalents - Beginning of period                           6,913                78
                                                                  --------------    --------------

Cash and Cash Equivalents - End of period                                   $ -           $ 6,913
                                                                  ==============    ==============



Supplemental Cash Flow Information:
  Interest paid                                                             $ -               $ -
                                                                  ==============    ==============
                                                                  ==============    ==============
  Taxes paid                                                                $ -               $ -
                                                                  ==============    ==============

The accompanying notes are an integral part of these financial statements.

                             Viable Resources, Inc.
                          Notes To Financial Statements
                                 March 31, 2001


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

                             Viable Resources, Inc.
                          Notes To Financial Statements
                                 March 31, 2001

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

         The Company has deferred income tax assets that have been fully reserved as follows:

             Deferred tax assets
             Net operating loss carryforwards                       $6,614,787
             Valuation allowance for deferred tax assets            (6,614,787)
                                                                     ----------
             Net deferred tax assets                                $ -
                                                                     ==========

         At March 31, 2001, the Company had net operating loss carryforwards of approximately $6,614,787 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Going Concern:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no assets and a retained deficit of $6,614,787 as of March 31, 2001.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.