Form 10QSB
period 2001-12-31
VIABLE RESOURCES INC
filed 2002-02-01
CIK 319008

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: Decmeber 31, 2001


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

Yes  X  No

As of December 31, 2001 13,013,300 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                               VIABLE RESOURCES, INC.

                              Financial Statements
                   For the Nine Months Ended December 31, 2001

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


We have reviewed the accompanying balance sheet of Viable Resources, Inc. as of December 31, 2001 and the related statements of operations for the three months and nine months period ended December 31, 2001 and 2000, and the cash flows for the nine months ended December 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated August 16, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
January 21, 2002

/s/Michael Johnson & Co., LLC.

                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                   December 31,      March 31,
                                                                      2001             2001
                                                                 ---------------   --------------
ASSETS:

Current Assets:
  Cash                                                                      $ -              $ -
                                                                 ---------------   --------------
    Total Current Assets                                                      -                -
                                                                 ---------------   --------------
TOTAL ASSETS                                                                $ -              $ -
                                                                 ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable                                                          $ -              $ -
                                                                 ---------------   --------------
    Total Current Liabilities                                                 -                -
                                                                 ---------------   --------------

Stockholders' Equity:
  Common stock, $.01 par value, 25,000,000
    shares authorized, 23,040,300 shares issued and
    outstanding                                                         230,403          230,403
  Additional paid-in capital                                          6,384,384        6,384,384
  Accumulated deficit                                                (6,614,787)      (6,614,787)
                                                                 ---------------   --------------
    Total Stockholders' Equity                                                -                -
                                                                 ---------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ -              $ -
                                                                 ===============   ==============

                        See accountant's reivew report.

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          For the Three Months Ended                For the Nine Months Ended
                                                                   December 31,                            December 31,
                                                              2001               2000                 2001                2000
                                                              ----               ----                 ----                ----


INCOME                                                          $ -                $ -                  $ -                  $ -


OPERATING EXPENSES:
General and administrative                                        -                  -                    -                6,913
Exploration costs and lease abandonments                          -                  -                    -                    -
                                                         ----------         ----------           ----------           ----------
                                                                  -                  -                    -                6,913
                                                         ----------         ----------           ----------           ----------
Net Income from Operations                                        -                  -                    -               (6,913)
                                                         ----------         ----------           ----------           ----------
OTHER INCOME/EXPENSES:                                            -                  -                    -                    -
Gain(Loss) on sale of investments                                 -                  -                    -                    -
Interest income                                                   -                  -                    -                    -
Interest expense                                                  -                  -                    -                    -
                                                         ----------         ----------           ----------           ----------
                                                                  -                  -                    -                    -
                                                         ----------         ----------           ----------           ----------
NET INCOME (LOSS)                                               $ -                $ -                  $ -             $ (6,913)
                                                         ==========         ==========           ==========           ==========
Weighted average number of
  shares outstanding                                     23,040,300         13,040,300           23,040,300           13,040,300

Earnings (loss) per common share                                $ -                  *                  $ -                    *
                                                         ==========         ==========           ==========           ==========
* - Less than ($.01) per share

                        See accountant's review report.

                             VIABLE RESOURCES,INC.
                  STATEMENTS OF CHANGES N STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                      Additional
                                           Common Stock                Paid-In         Accumulated
                                      Shares            Amount          Capital         Deficit         Totals
                                      ------            ------          -------         -------         ------

Balance -  March 31, 1997        13,040,300             $130,403       $6,464,384    ($5,998,475)       $596,312

Net loss for year                         -               -               -             (595,850)       (595,850)
                                 ----------             --------        ---------     ----------         -------
Balance -   March 31, 1998       13,040,300              130,403        6,464,384     (6,594,325)            462
                                 ----------             --------        ---------     ----------         -------
Net loss for year                         -               -               -                 (384)           (384)
                                 ----------             --------        ---------     ----------         -------
Balance - March 31, 1999         13,040,300              130,403        6,464,384     (6,594,709)             78
                                 ----------             --------        ---------     ----------         -------
Contributions to capital                  -               -                10,000              -          10,000
Net loss for year                         -               -               -               (3,165)         (3,165)
                                 ----------             --------        ---------     ----------         -------
Balance - March 31, 2000         13,040,300              130,403        6,474,384     (6,597,874)          6,913
                                 ----------             --------        ---------     ----------         -------
Stock issued for services        10,000,000              100,000          (90,000)             -          10,000
Net loss for year                         -               -               -              (16,913)        (16,913)
                                 ----------             --------        ---------     ----------         -------
Balance - March 31, 2001         23,040,300              230,403        6,384,384     (6,614,787)              -
                                 ----------             --------        ---------     ----------         -------
Net loss for period                       -               -               -                    -               -
                                 ----------             --------        ---------     ----------         -------
Balance - December 31, 2001      23,040,300             $230,403       $6,384,384    ($6,614,787)             $-
                                 ----------             --------        ---------     ----------         -------

                        See accountant's review report.

                             VIABLE RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the Nine Months Ended
                                                                               December 31,
                                                                          2001              2000
                                                                          ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                                $ -          $ (6,913)
    Stock issued for services                                                 -                 -
    Loss of assets                                                            -                 -
   Changes in assets and liabilities:
    Increase in  Accounts Payables                                            -                 -
    Increase in Accounts Receivable                                           -                 -
                                                                           -----         --------
                                                                              -                 -
                                                                           -----         --------
Net Cash Used in Operating Activities                                         -            (6,913)
                                                                           -----         --------
Cash Flow From Financing Activities:
  Contribution to Capital                                                     -                 -
  Issuance of Common Stock                                                    -                 -
                                                                           -----         --------
  Net Cash Provided By Financing Activities                                   -                 -
                                                                           -----         --------
Increase (Decrease) in Cash                                                   -            (6,913)

Cash and Cash Equivalents - Beginning of period                               -             6,913
                                                                           -----         --------
Cash and Cash Equivalents - End of period                                   $ -               $ -
                                                                           =====         ========


Supplemental Cash Flow Information:
  Interest paid                                                             $ -               $ -
                                                                           =====         ========
  Taxes paid                                                                $ -               $ -
                                                                           =====         ========

                        See accountant's review report.

                             VIABLE RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Viable Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2001, and the results of operations for the three months and nine months ended December 31, 2001 and 2000, and cash flows for the nine months ended December 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended March 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation
- -----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The  Company had no cash or assets at the end of the period.    The Company
will need to either borrow or make private placements of stock in order to have any capital with which to operate.

Results of Operations for the Quarter Ended December 31, 2001 compared to Quarter Ended December 31, 2000.
- -----------------------------------------------------------------------------

     The Company had no revenue or operations for the period in 2001 or 2000. The Company incurred no expenses in the period in 2001 or in 2000. The net profit (loss) for the period was none in 2001 and in 2000. The profit/loss per share was none in 2001 and in 2000.

Results of Operations for the Nine Month Period Ended December 31, 2001 compared to same period in ended December 31, 2000.
- ------------------------------------------------------------------------------

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- -------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party.

Item 2. Changes in Securities.
- -----------------------------

        (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

        (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- ---------------------------------------

        (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- -----------------------------------------------------------

        (Not applicable)

Item 5. Other Information.
- -------------------------

        (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- ----------------------------------------

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

Date: February 1, 2002

                                              VIABLE RESOURCES, INC.



                                              -----------------------------
                                              Philip G. Hinds, President