Form 10KSB
period 2002-03-31
VIABLE RESOURCES INC
filed 2002-07-25
CIK 319008

                                   FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: MARCH 31, 2002

                          Commission File No. 000-09751


                           STATMON TECHNOLOGIES CORP.
                        (formerly Viable Resources, Inc.)
                 (Name of small business issuer in its charter)

               Nevada                                  83-0242652
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                        345 North Maple Drive, Suite 120
                             Beverly Hills, CA 90210
                (Address of principal Executive Offices Zip Code)



       Registrant's telephone number, including area code: (310) 288-4580

       Securities registered under Section 12(b) of the Exchange Act: None


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


          (1) Yes [X]  No [ ]                 (2) Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


           State issuer's revenues for its most recent fiscal year: $0
         As of March 31, 2002, 13,040,300 shares of the Company's Common Stock, par value $.01 per share, were held by non-affiliates which had a market value of approximately $561,612 based on available OTCBB quote at the average between the bid and asked price is $.04. The number of shares of Common Stock of the registrant outstanding as of March 31, 2002, was 23,040,368.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS                                              1

ITEM 2. DESCRIPTION OF PROPERTIES                                            5

ITEM 3. LEGAL PROCEEDINGS                                                    5

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    6

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS                                                                    6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
  OPERATION                                                                  6

ITEM 7. FINANCIAL STATEMENTS                                                 7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE                                        7

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
   CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
   THE EXCHANGE ACT                                                          7

ITEM 10. EXECUTIVE COMPENSATION                                             10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
   OWNERS AND MANAGEMENT                                                    12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     13

                                     PART IV

ITEM 13. EXHIBITS                                                           13

SIGNATURE PAGE                                                              14

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

         The ability of the Registrant to meet its obligations under the plan depended on the operational success under the agreement. The registrant's share of the revenues under the agreement was not sufficient to meet the payments to creditors under the plan and during 1990 became delinquent on the payments to creditors. Various settlements were readied with creditors to extinguish debt in return for shares.

         At the date of this report all remaining debt of the registrant post bankruptcy has been extinguished by the statute of limitations, or was previously settled.

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

         In May 2002, Philip Hinds, Michael Butler, and Ronald Shogren, Directors and control shareholders, each agreed to sell common shares (pre reverse split) to individuals or entitles as follows:

AceCapital Investment Limited
   2,250,000 shares total
   750,000 from each of sellers
   $62,500 total price

Systems & Technology Corp.
   2,250,000 shares total
   750,000 from each of sellers
   $62,500 total price
   2,250,000 shares total

Sino Global Development Limited
   2,250,000 shares total
   750,000 from each of sellers
   $62,500 total price

Powerlink International Finance, Inc.
   750,000 from each of sellers
   $62,500 price total

         The Purchase Agreements were entered into on May 24, 2002.

         The purpose of the acquisitions was to make a change of control so that former control shareholders' shares were purchased. The Company plans to implement a business combination through a Share Exchange of 7,575,000 shares of common stock of the company (post reverse split one for 16) which shares, upon completion of the Agreement and Plan of Reorganization will be issued to the shareholders of Statmon Technologies Corp. for 100% of the issued and outstanding shares of Statmon Technologies Corp.

         The company accepted a subscription for and issued 1,500,000 shares of restricted common stock (pre-reverse spit) in consideration for a promissory note for $45,000 due in 60 days.

         The Board approved, and a majority of the shareholders as of May 22, 2002 approved by written consent, the following matters.

         1. An Agreement and Plan of Reorganization between the company and Statmon Technologies Corp. whereby the company will exchange 7,575,000 shares of its common stock (on a post reverse split basis) for one hundred percent of the issued and outstanding common stock of Statmon Technologies Corp.

         2. The company's common stock, issued and outstanding, shall be consolidated (reverse split) on a one for sixteen basis on the effective date of June 12, 2002.

         3. The name of the company shall be changed to Statmon Technologies
Corp.

         4. A "poison pill" has been adopted to prevent further reverse splits for a period of two years after May 22, 2002 as follows:

                  Pursuant to a resolution by the Board of Directors of the company adopted May 15, 2002 for a two year period after date hereof, no actions will be taken by the company or its shareholders which would reduce the number of outstanding shares of common stock, whether by reverse split, consolidation, reorganization, merger or otherwise, of the company or any successor company (which shall be known as the "no reverse covenant") except that this shall not apply to a proposed one for 16 reverse split of the issued and outstanding shares to be effectuated concurrent with the consummation of the transaction contemplated in the Agreement and Plan of Reorganization with Statmon; provided, however, that if (i) there is any material misrepresentation by the company or the Sellers under the Purchase Agreement in either the Purchase Agreement or the Reorganization Agreement or (ii) the company or the Sellers materially breach any provision of either the Purchase Agreement or the Reorganization Agreement, then this no reverse covenant will immediately be deemed to be null and void. In the event the "no reverse covenant" is breached, the resolution and this covenant shall provide that it shall trigger a grant by the company of an immediate mandatory dividend to each shareholder as of January 31, 2002, for each share owned after the reverse split, consolidation, merger, or reduction of outstanding shares of a number of shares inversely proportional to the amount of the reverse split, except that shares subsequently retired to treasury or cancelled of record shall be excluded from the dividend.

         5. Warrants to purchase a total of 250,000 common shares (post reverse split) at $5.00 per share for a period of five years were granted to Directors Ronald Shogren, Philip Hinds, Michael Butler, and Robert G. Fowler.

         Appointment of New Directors

         Pursuant to the Agreement and Plan of Reorganization with Statmon, the Board of Directors has appointed the following persons as Directors, which appointments become effective ten days after mailing of Notice to Shareholders pursuant to Section 14f of the Securities & Exchange Act of 1934. The effective date of the appointment is June 13, 2002.

                               Geoffrey P. Talbot
                               Robert B. Fields
                               Peter J. Upfold
                               Leonard Silverman

         The existing directors, Messrs. Hinds, Shogren, and Butler will resign upon the effectiveness of the appointment of the new directors.

         The biographical information of the new directors is as follows:

         GEOFFREY P. TALBOT - Mr. Talbot is a co-founder and has served as Chairman, Chief Executive Officer and interim Chief Financial Officer of Statmon Technologies Corp. since its formation in June 2000. From April 1997 to July 2000, Mr. Talbot was the Chief Executive Officer and Director of J.C. Williamson Entertainment Inc. and J.C. Williamson Technologies in Los Angeles, California. From 1995 to 1996, Mr. Talbot initiated the initial public offering and NASDAQ listing of a high end computer graphics and digital film studio based in North Hollywood, California.

         Mr. Talbot has over 30 years of international business experience including holding Chief Executive Officer/Chief Financial Officer and other senior executive positions responsible for managing high growth and talent in the media buying, advertising sales, media technologies, computer graphics and digital film production industries.

         Mr. Talbot's background also includes financial and management training at Caltex Oil (Australia) Limited and international asset based financing experience with Itel Leasing Corporation in San Francisco and Chicago and Orion Term Bank (Royal Bank of Canada) in London, England.

         PETER UPFOLD - Mr. Upfold is a co-founder and has served as Deputy Chairman, Chief Technical Officer and a director of Statmon Technologies Corp. since its formation in June 2000. Mr. Upfold relocated to the United States from Australia in 1998 to introduce the technology upon which Statmon's products are based to the North American market. Between 1988 and 1998 he was active at a senior level of the Australian and New Zealand broadcast engineering and information technology markets. Mr. Upfold has over 20 years industry experience in technology and electronics management, the Internet and wireless television and radio broadcasting. Mr. Upfold has extensive broadcast transmission systems experience as well as a strong background with surface mounted computer technology and digital data transmission. Mr. Uphold is also a hands-on software programmer using languages such as Visual Basic, Visual C++, Visual FoxPro, and Microsoft Access.

         DR. LEONARD SILVERMAN - Dr. Silverman has been a member of Statmon Technologies Corp. Board of Directors since its formation in June 2000. Dr. Silverman has spent most of his professional career at the University of Southern California (USC). He was appointed the fifth Dean of Engineering in 1984 and retired as the Dean in June 2001. The USC School of Engineering has over 140 faculty, 4,000 students and an operating budget of over US$100 million. Dean Silverman began his administrative career in 1982 when he was elected Chairman of the Electrical Engineering Systems Department. He was appointed a Full Professor of Electrical Engineering in 1977. Dr. Silverman, a member of the U.S. National Academy of Engineering, is internationally known for his pioneering work in the theory and application of multivariable control systems and signal processing with more than 100 publications to his credit. He currently serves as an independent corporate director on the public company boards of Advanced MicroDevices (AMD) and Diodes, Inc. He is board member of the Colachis Foundation, the M.C. Gill Foundation and the Lord Foundation. Dr. Silverman will be invited to be the Chairman of the Compensation Committee and be a member of the Audit Committee.

         ROBERT B. FIELDS - Mr. Fields has been a member of Statmon Technologies Corp. Board of Directors since its formation in June 2000. From 1979 through the present, Mr. Fields has served as President of Tradestar Ltd., an asset appreciation consulting firm owned by Mr. Fields. From July 1999 to the present, Mr. Fields has served as a consultant to Hardistry Construction Management Corporation, a California based construction management firm. From February 15, 2001 through the present, Mr. Fields has served as Chairman of Act For X, Inc., a New York service provider of software for currency trading. From August, 1997 through February 15, 2002, Mr. Fields served as an executive advisor to Laidlow Global Corp. (AMEX: GLC).

         Mr. Fields is a senior executive with over 40 years of diverse experience ranging from key sector management positions and directorships with major corporations to investment banking and advisory experience working with start ups and the early stage capitalization of technology companies. Mr. Fields has wide ranging experience in public company management and representing the shareholders of public companies. He was appointed a director of the Friars National Association Foundation, Inc., a philanthropy of the arts based in New York in 1998, has served as its Treasurer and was recently elected its Vice President.

ITEM 2.     DESCRIPTION OF PROPERTIES

         The Company does not maintain any office nor does it own any property.

ITEM 3.     LEGAL PROCEEDINGS

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 2002.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the past three years there has been an limited trading market in the Pink Sheets for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2002, the Company had 1,673 shareholders of record.

         The common stock is traded on the OTCBB under the symbol VBLE as of year end. It traded also during the year on the "Pink Sheets." The high low closing prices of the company's common stock were as follows for the periods below. The quotations below reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions:

                                         High Bid                 Low Bid
                                         --------                 -------
Fiscal Year Ended March 31, 2002
1st Quarter                                 .01                     .01
2nd Quarter                                 .01                     .01
3rd Quarter                                 .02                     .01
4th Quarter                                 .05                     .01

Fiscal Year Ended March 31, 2001
1st Quarter                                 .01                    .001
2nd Quarter                                 .01                    .001
3rd Quarter                                 .01                    .001
4th Quarter                                 .01                    .001

Fiscal Year Ended March 31, 2000


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Results of Operations

         Since the Company ceased operations in 1992, its only activity has involved the investigation of potential business opportunities.

         The Company had no revenues from operations in fiscal year ended March 31, 2002 or 2001. The Company incurred no expenses the fiscal year ended March 31, 2002 compared to miscellaneous expense of $16,913 in the fiscal year ended March 31, 2001 which included

10,000 in compensation expense. The net losses for fiscal years ended March 31, 2002 was $0 compared to ($16,913) in 2001. Net loss per share was nominal in both fiscal years.

         Liquidity and Capital Resources

         As of March 31, 2002 the Company had no assets and no liabilities.

         The Company will be reliant on loans from shareholders, or private placements of restricted stock, for which no source has been found, in order to provide any funds for operations.

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

         The following table sets forth as of March 31, 2002, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                    Age    Position                    Director and/or Officer Since
Philip G. Hinds         61     President, Director         February 2001
Michael R. Butler       49     Director, Secretary,        February 2001
                               Treasurer
Ronald A. Shogren       59     Director, Vice President    February 2001

         Set forth below is certain biographical information regarding each of the Company's current executive officers and directors as of March 31, 2002.

         PHILIP G. HINDS, age 61, is President and a Director of the company. Mr. Hinds, a journeyman printer for 35 years, President and a Director of Hindsight, Inc., d/b/a Oil City Printer, Casper, WY since 1988. Mr. Hinds has served as a Councilman for Evansville, WY for five years. He is an active member of the Elks, Eagles, and Lions clubs. Mr. Hinds was an officer and Director of Philips 44, Inc. from 1999-2000, and Hinds, Inc. 1998 to date.

         MICHAEL R. BUTLER, age 49, is Secretary/Treasurer and a Director of the Company, Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998. Mr. Butler has owned and operated a farmranch west of Casper, Wyoming.

         Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is a Director of Hindsight, Inc. d/b/a Oil City Printers, a commercial printing business (since 1998). Mr. Butler is President and Directors of Butts, Inc. (since 1997) a Director and Secretary/Treasurer of The Art Boutique, Inc. (since 1996), Fuels, Inc. (1999-2000), Phillips 44, Inc. (1998-2000) and Tempus, Inc. (1997-2000) and Garner Investments, Inc. (since
1997).

         RONALD A. SHOGREN, age 59, is Vice President and a Director of the company. Mr. Shogren attended Eastern Montana College. Mr. Shogren is the past Exalted Ruler of the Casper's Elk Lodge 1353. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren also has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims Service. Mr. Shogren was President and Director of Kearney, Inc. (1999-2000), Shgi, Inc. (1999 to date) and a Director of Butts, Inc. (1999 to date), and Garner Investments, Inc. (1997 to date).

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

ITEM 10.    EXECUTIVE COMPENSATION


CASH COMPENSATION

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 2002, and 2001.

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

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS
              ----------------------------------------------------

                           Annual Compensation Awards
                           --------------------------

     Name and            Fiscal                   Other Annual   Restricted Stock Award(s)       Securities
Principal Position       Year   Salary   Bonus   Compensation       Options/SARs (#)        Underlying Option
-----------------------------------------------------------------------------------------------------------
Philip G. Hinds,          2000     $0      $0        $0             3,000,000 shares               0
 President                2001      0       0         0             None

Michael R. Butler,        2000      0       0         0             3,000,000 shares               0
 Secretary/Treasurer      2001      0       0         0             None

Ronald A. Shogren,        2000      0       0         0             3,000,000 shares               0
 Vice President/Director  2001      0       0         0             None

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 2002, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                             NATURE OF     NUMBER OF
NAME OF PERSON OR GROUP                      OWNERSHIP    SHARES OWNED    PERCENT
-----------------------                      ---------    ------------    -------
Ronald A. Shogren                              Direct       3,000,000        13
   Vice President and Director

Michael R. Butler                              Direct       3,000,000        13

Philip G. Hinds                                Direct       3,000,000        13
   Secretary/Treasurer and
   Director

All Officers and Directors as a Group                                        39

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH MANAGEMENT AND OTHERS

         There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, and in which any director, or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

                                    STATMON TECHNOLOGIES CORP.
                                    (formerly Viable Resources, Inc.)

                                    By:  /s/ Geoffrey P. Talbot
                                         ---------------------------------------
                                         Geoffrey P. Talbot
                                         Chairman and Chief Executive Officer

                                    Date:       July 25, 2002
                                          ------------------------


                                    By:  /s/ Peter J. Upfold
                                         ---------------------------------------
                                         Peter J. Upfold
                                         Director

                                    Date:       July 25, 2002
                                          ------------------------


                                    By:  /s/ Leonard Silverman
                                         ---------------------------------------
                                         Leonard Silverman
                                         Director

                                    Date:       July 25, 2002
                                          ------------------------

                             VIABLE RESOURCES, INC.



                              FINANCIAL STATEMENTS
                       Years Ended March 31, 2002 and 2001


Michael Johnson & Co., LLC
Certified Public Accountants
9175 East Kenyon Ave., Suite 100
Denver, Colorado 80237

Michael B. Johnson C.P.A. Telephone: (303) 796-0099
Member: A.I.C.P.A. Fax: (303) 796-0137
Colorado Society of C.P.A.s

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Viable Resources, Inc.
Salt Lake City, Utah


         We have audited the accompanying balance sheets of Viable Resources, Inc. as of March 31, 2002 and 2001, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viable Resources, Inc. at March 31, 2002, and 2001, and the results of its operations and its cash flows for the years then end, in conformity with accounting principles generally accepted in the United States.

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



/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC
Denver, Colorado
May 31, 2002

                             VIABLE RESOURCES, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2002 AND 2001


                                                                              2002               2001
                                                                              ----               ----
ASSETS:
Current Assets:
   Cash                                                                   $    -             $    -
                                                                          ------------       ------------
   Total Current Assets                                                        -                  -
                                                                          ------------       ------------

TOTAL ASSETS                                                              $    -             $    -
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                       $    -             $    -

TOTAL CURRENT LIABILITIES                                                      -                  -
                                                                          ============       ============

Stockholders' Equity:
   Common stock, $.01 par value, 25,000,000 shares
   authorized, 23,040,300 shares issued at March 31,
   2002 and 2001 respectively                                                 230,403            230,403

Additional paid-in capital                                                  6,384,384          6,384,384

Accumulated deficit                                                        (6,614,787)        (6,614,787)
                                                                          ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                $    -             $    -
                                                                          ============       ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    -             $    -
                                                                          ============       ============


   The accompanying notes are an integral part of these financial statements.

                             VIABLE RESOURCES, INC.

                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                                                                 2002                    2001
                                                                                 ----                    ----

INCOME                                                                       $    -                   $    -

OPERATING EXPENSES:
   General and administrative                                                     -                       16,913
                                                                             -----------              ----------
                                                                                  -                       16,913
                                                                             -----------              ----------
Net Income from Operations                                                        -                      (16,913)
                                                                             -----------              ----------
Other Income and Expenses
   Interest income                                                                -                        -
   Interest expense                                                               -                        -
                                                                             -----------              -----------
                                                                                  -                        -
                                                                             -----------              -----------
Net Income (Loss)                                                            $    -                   $  (16,913)
                                                                             ===========              ==========

Weighted average number of
   shares outstanding                                                         23,040,300              18,040,300
Earnings (loss) per common share                                                  *                        *
                                                                             ===========              ===========

* - Less than ($.01) per share


   The accompanying notes are an integral part of these financial statements.

                             VIABLE RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                       2002        2001
                                                     --------    --------
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
Net (Loss)                                           $      -    $(16,913)
    Stock issued for services                               -      10,000
    Loss of assets                                          -           -
  Changes in assets and liabilities:
    Increase in Accounts Payables                           -           -
    Increase in Accounts Receivable                         -           -
                                                     --------    --------
Net Cash Used in Operating Activities                       -      (6,913)
                                                     --------    --------
Cash Flow From Financing Activities:
    Contribution to Capital                                 -           -
    Issuance of Common Stock                                -           -
                                                     --------    --------
Net Cash Provided By Financing Activities                   -           -
                                                     --------    --------
Increase (Decrease) in Cash                                 -      (6,913)
Cash and Cash Equivalents - Beginning of period             -       6,913
                                                     --------    --------
Cash and Cash Equivalents - End of period            $      -    $      -
                                                     ========    ========
Supplemental Cash Flow Information:
  Interest paid                                      $      -    $      -
                                                     ========    ========
Taxes paid                                           $      -    $      -
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                             VIABLE RESOURCES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                              Additional
                                   Common Stock                                Paid-In            Accumulated
                                      Shares               Amount              Capital              Deficit               Totals
                                   ------------            ------             ----------          -----------             ------

Balance - March 31, 1997            13,040,300            $130,403           $6,464,384            $(5,998,475)          $ 596,312
                                    ----------            --------           ----------           ------------           ---------
Net loss for year                        -                    -                   -                   (595,850)           (595,850)
                                    ----------            --------           ----------           ------------           ---------
Balance - March 31, 1998            13,040,300             130,403            6,464,384             (6,594,325)                462
                                    ----------            --------           ----------           ------------           ---------
Net loss for year                        -                    -                   -                       (384)               (384)
                                    ----------            --------           ----------           ------------           ---------
Balance - March 31, 1999            13,040,300             130,403            6,464,384             (6,594,709)                 78
                                    ----------            --------           ----------           ------------           ---------
Contributions to capital                 -                    -                  10,000                -                    10,000
Net loss for year                        -                    -                   -                     (3,165)             (3,165)
                                    ----------            --------           ----------           ------------           ---------
Balance - March 31, 2000            13,040,300             130,403            6,474,384             (6,597,874)              6,913
                                    ----------            --------           ----------           ------------           ---------
Issuance of stock for services      10,000,000             100,000              (90,000)               -                    10,000
Net loss for year                        -                    -                   -                    (16,913)            (16,913)
                                    ----------            --------           ----------           ------------           ---------
Balance - March 31, 2001            23,040,300            $230,403           $6,384,384            $(6,614,787)          $   -
                                    ----------            --------           ----------           ------------           ---------
Net income for the year                  -                    -                   -                    -                     -
                                    ----------            --------           ----------           ------------           ---------
Balance - March 31, 2002            23,040,300            $230,403           $6,384,384            $(6,614,787)          $   -
                                    ==========            ========           ==========           ============           =========

   The accompanying notes are an integral part of these financial statements.

                             Viable Resources, Inc.

                          Notes To Financial Statements
                                 March 31, 2002


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

Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                             Viable Resources, Inc.

                  Notes To Financial Statements March 31, 2002

Note 2 - Income Taxes:

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has deferred income tax assets that have been fully reserved as follows: Deferred tax assets Net operating loss carryforwards $ 6,614,787 Valuation allowance for deferred tax assets (6,614,787) ----------- Net deferred tax assets $ - =========== At
March 31, 2002, the Company had net operating loss carryforwards of approximately $6,614,787 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2002. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Going Concern:

         The accompanying financial statements have been prepared in conformity with principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and a retained deficit of $6,614,787 as of March 31, 2002. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.