Form 10QSB
period 2002-06-30
STATMON TECHNOLOGIES CORP
filed 2002-09-26
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

[ ___ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______.

                         Commission file number: 0-0751

                           Statmon Technologies Corp.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     NEVADA                                              83-0242652
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or organization)


                          345 N. Maple Drive, Suite 120
                         Beverly Hills, California 90210
                    (Address of Principal Executive Offices)

                                  310-288-4580
                (Issuer's Telephone Number, Including Area Code)

                              Viable Resources Inc.
                            544 E YELLOWSTONE HIGHWAY
                                 CASPER WY 82604
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. ___ Yes [ ] ___ No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 18, 2002, there were 9,294,411 shares of common stock issued and outstanding.


                                   FORM 10-QSB
                           STATMON TECHNOLOGIES CORP.

 FORWARD LOOKING STATEMENTS

This Form 10-QSB and other reports filed by Statmon Technologies Corp. (the "Company") from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management.

When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identifying forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any business that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated or planned.

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The Company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

                           STATMON TECHNOLOGIES CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
PART I:           FINANCIAL INFORMATION


         Item 1.           Financial Statements

                            Balance Sheet as of June 30, 2002                 1

                            Statements of Operations for the
                            Three Months Ended June 30, 2002 and 2001         2

                            Statements of Cash Flows for the
                            Three Months Ended June 30, 2002 and 2001         3

                            Notes to the Financial Statements                4-9


         Item 2.            Management's Discussion and Analysis of Financial
                             Condition and Plan of Operation               10-16

PART II: OTHER INFORMATION

         Item 1.           Legal Proceedings                                  17

         Item 2.           Changes in Securities                              17

         Item 3.           Defaults Upon Senior Securities                    17

         Item 4.           Submission of Matters to a vote of
                              Security Holders                                17

         Item 5.           Other Information                                  17

         Item 6.           Exhibits and Reports on Form 8-K                   17

         Signatures                                                           17

Certification of President and Chief Executive Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002                                             18

Certification of Interim Chief Financial Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002                                             19

PART I:          FINANCIAL INFORMATION
    Item 1.:            Financial Statements

                           STATMON TECHNOLOGIES CORP.
                                  Balance Sheet
                                  June 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS:
       Cash                                                $             21,361
       Accounts receivable                                              134,628
                                                              ------------------
              Total current assets                                      155,989
                                                              ------------------

PROPERTY AND EQUIPMENT - at cost, net                                    35,254

OTHER ASSETS                                                              9,805
                                                              ------------------
                                                           $            201,048
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:

       Accounts payable                                    $            210,925
       Accrued expenses                                                 319,086
       Interest payable                                                  67,064
       Notes payable                                                    663,733
                                                              ------------------
              Total current liabilities                               1,260,808
                                                              ------------------

COMMITMENTS                                                                   -

STOCKHOLDERS' DEFICIT:

       Common Stock, $.01 par value, 25,000,000 shares
           authorized, 9,016,640 shares issued and outstanding           90,166
       Additional paid-in capital                                       307,172
       Subscription receivable                                          (45,000)
       Accumulated deficit                                           (1,412,098)
                                                              ------------------
              Total stockholders' deficit                            (1,059,760)
                                                              ------------------
                                                              $         201,048
                                                              ==================


   The accompanying notes are an integral part of these financial statements.

                           STATMON TECHNOLOGIES CORP.
                            Statements of Operations
                                   (Unaudited)

                                                                          Three Months Ended June 30,
                                                                    ----------------------------------------
                                                                           2002                2001
                                                                    ------------------- --------------------

          REVENUES                                                 $          263,323  $            30,560

          COST OF SALES                                                       192,132               15,901
                                                                    ------------------- --------------------
          GROSS PROFIT                                                         71,191               14,659

          SELLING, GENERAL AND ADMINISTRATIVE                                 282,798              116,679
                                                                    ------------------- --------------------
          LOSS FROM OPERATIONS                                               (211,607)            (102,020)

          Interest expense                                                    134,127                7,302
                                                                    ------------------- --------------------

          NET LOSS                                                 $         (345,734) $          (109,322)
                                                                    =================== ====================

          NET LOSS PER COMMON SHARE, basic and diluted             $             (.04) $              (.01)
                                                                    =================== ====================
          WEIGHTED AVERAGE NUMBER OF COMMON
               SHARES OUTSTANDING, basic and diluted                        7,831,292            7,575,000
                                                                    =================== ====================


   The accompanying notes are an integral part of these financial statements.

                           STATMON TECHNOLOGIES CORP.
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                 Three Months Ended June 30,
                                                                           -----------------------------------------
                                                                                  2002                  2001
                                                                           -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $          (345,734)  $          (109,322)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                             2,323                 1,468
             Common stock for interest                                               113,404                     -
             Changes in operating assets and liabilities:
                    Accounts receivable                                              (67,181)              (23,422)
                    Prepaid expenses and other current assets                         (3,271)                6,457
                    Interest payable                                                  20,722                 6,151
                    Accounts payable and accrued expenses                            150,370               118,508
                                                                           -------------------   -------------------
 NET CASH USED IN OPERATING ACTIVITIES                                              (129,367)                 (160)
                                                                           -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITY:
     Purchase of property and equipment                                               (2,902)                    -
                                                                           -------------------   -------------------
CASH USED IN INVESTING ACTIVITY                                                       (2,902)                    -
                                                                           -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                        155,000                     -
     Decrease in cash overdraft                                                       (1,370)                    -
                                                                           -------------------   -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            153,630
                                                                           -------------------   -------------------

NET INCREASE (DECREASE) IN CASH                                                       21,361                  (160)

CASH, BEGINNING OF PERIOD                                                                  -                   163
                                                                           -------------------   -------------------

CASH, END OF PERIOD                                                      $            21,361    $                3
                                                                           ===================   ===================




   The accompanying notes are an integral part of these financial statements.

                           STATMON TECHNOLOGIES CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The unaudited interim financial statements of the Company included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934. Accordingly, certain information and footnote disclosures normally accompanying the audited financial statements have been omitted. The unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB of the Company for the year ended March 31, 2002. The unaudited interim financial statements accompanying this report contain all adjustments, which in the opinion of management are necessary to ensure that the financial statements are not misleading. Results for the interim periods are not necessarily indicative of results for the full year.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $1,400,000 since its inception. Additionally, the Company had a net working capital deficiency of approximately $1,105,000 at June 30, 2002 and negative cash flows from operations for the three months ended June 30, 2002 of approximately $129,000. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         The Company expects that the growth and expansion of operations will require capital infusion of a minimum of $1,000,000 to repay short-term debt, to fund the purchase of inventory and to meet the Company's working capital needs. The Company is seeking to raise up to $2,000,000 through the private placement of shares of its common or preferred stock. Due to prevailing market conditions the Company is also seeking to re-finance its $664,000 of short term debt with a $750,000 to $1,000,000 debt facility for a minimum of one year. The Company is also negotiating with a bank for a revolving line of credit for up to $500,000 for working capital purposes.

         There can be no assurances that the Company will be successful in obtaining the aforementioned financing or refinancing and or extension of its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time present management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

2.       REVERSE ACQUISITION

         On June 14, 2002, the Company, acquired all of the issued and outstanding capital stock of Statmon Technologies Corp., a Delaware corporation ("Oldco") pursuant to an Exchange Agreement dated as of May 16, 2002 by and among the Company, Oldco and the shareholders of Oldco (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Oldco became a wholly-owned subsidiary of the Company and, in exchange for Oldco shares, the Company issued 7,575,000 shares of its common stock to the shareholders of Oldco, representing 83% of the issued and outstanding capital stock of the Company. Oldco was incorporated in the State of Delaware on June 16, 2000 as a software development company to market its proprietary software systems and interface platforms designed to facilitate bi-directional data flow for the remote monitoring, management and control of electronic devices, computer networks and sensors over the Internet, wired and wireless networks, and virtual private networks.

         The acquisition of Oldco has been accounted for as a reverse acquisition, because the former shareholders of Oldco own a majority of the outstanding common stock of the Company after the acquisition. Accordingly, the combination of the Company and Oldco is recorded as a recapitalization of Oldco pursuant to which Oldco is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Oldco. At the time of acquisition of Oldco, the Company had no assets and had no operations for the year ended March 31, 2002.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          b. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over five years, which is the estimated useful life of the assets.

          c. Research and Development - Research and development expenditures are charged to operations as incurred.


          d. Net Loss Per Share - Basic loss per share is computed using the weighted average number of shares of outstanding common stock.

              For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. In the event that the Company reports net income in the future periods, warrants could have a dilutive effect on future per share calculations in those periods.

          e. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

          f. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's notes payable approximate fair value based on the prevailing market interest rates.

          g. Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2002, the Company does not believe that any impairment has occurred.

          h. Revenue Recognition - Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4").
              SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions, entered into during the year ended December 31, 2000.

              Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the fees are fixed and determinable, collectibility is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements. The Company's software license agreement entitles the licensee limited rights for upgrades and enhancements for the version they have licensed.

          i.  Recent Accounting Pronouncements

          i. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations initiated after December 31, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. The new standard is effective for fiscal years beginning after December 15, 2001.

          ii.  Effective  January  1, 2002,  the  Company  adopted  SFAS No. 142
               "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill acquired in the acquisition will not be amortized but instead be tested annually for impairment. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

          iii. In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, " Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.

               The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

               The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

          iv. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

          v. In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                 Computer equipment                        $             30,893
                 Software                                                11,608
                 Office equipment                                         5,435
                                                                 ---------------
                                                                         47,936
                 Less: accumulated depreciation                          12,682
                                                                 ---------------
                                                           $             35,254
                                                                 ===============

5.       NOTES PAYABLE

         Notes payable - current consists of the following:

         Notes payable due on August 8, 2002            (a)  $          258,733

         Notes payable expired in April and May, 2002.  (b)             250,000

         Notes payable due on various dates             (c)             155,000

                                                                  --------------
                                                             $          663,733
                                                                  ==============

         a. On September 8, 2000, the Company entered into a Note Purchase and Shareholder Rights Agreement (the "First Note") with a lender allowing the Company to draw up to $250,000. Interest on the Note accrues at the rate of 10% per annum. In addition, the investor received 709,550 shares of common stock. The Note is secured by a lien on the assets of the Company.

               In July 2001, the Note holder made an additional $10,000 available to the Company by way of an amendment to the original Note on the same terms and conditions as the September 8, 2000 Note. As of June 30, 2002 the Company had drawn $258,733 of the $260,000 available line. Accrued interest as of June 30, 2002 is $47,134.

               The Note had a maturity date of September 8, 2001, which has been extended twice, first to May 8, 2002 and then August 8, 2002. If the Company, during the term of the note, secures debt or equity financing of not less than $750,000, then the due date of the
               Note is accelerated to ten days after the receipt of such financing. All amounts unpaid on this Note after the initial maturity date accrue interest at a rate of 15% per annum.

               Under the extension agreement the Note holder received 100,000 new shares of common stock for granting the first Note extension and 30,000 shares for the second Note extension. In addition, the Company is required to issue an additional 30,000 shares (the "Default Shares") per month or part thereof, until full repayment of the Note in addition to accrual of default interest at a rate of 15% per annum. However, cash payments made to the Note holder in any given month over the term of the Note extension, including consulting fees, reduces the number of default shares on the basis of one share per $1.00 paid. Subsequent to June 30, 2002, 82,015 of accrued default shares are issued.

               The Note has matured and the Company is in default. The Company is currently negotiating a third 90-day extension of the obligation and continues to accrue interest at the penalty rate of 15% per annum.

         b. In October 2001, the Company issued three Promissory Notes to three related professional investors (collectively, "the Second Note Holders") for a total of $250,000, accruing interest at 10% per annum (the "Second Notes" and collectively with the First Note, the "Senior Notes"). Accrued interest as of June 30, 2002 is $18,362. The Second Note Holders' Notes expired on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and are now accruing interest at a penalty rate of 15% per annum. In addition, the Company is issuing 25,000 shares of Common Stock (the "Default Shares") per month to the Second Note Holders until full repayment. Subsequent to June 30, 2002, 47,006 of accrued default shares had been issued. The Notes are secured by a lien on the assets of the Company, which is subordinate to that of the holder of the First Note and has certain priority rights over new equity capital coming into the Company until fully repaid.

         c. Between April 5, 2002 and June 14, 2002 the Company issued unsecured 10% per annum promissory Notes to five additional accredited investors totaling $155,000. Accrued interest as of June 30, 2002 is $1,568. These Notes will expire between October 5, 2002 and December 14, 2002.

6.       EMPLOYMENT AGREEMENTS

         In September 2000, the Company entered into five year employment agreements with the Chairman and Chief Executive Officer and interim Chief Financial Officer and the Vice Chairman and Chief Technology Officer. However, until payment of the Senior Notes, these officers are entitled to 50% of such salaries, up to a maximum of $6,778 per month effective from August 1, 2001. Each of the above officers' yearly salaries for the term of the agreements are $160,000, $205,000, $245,000, $275,000 and $300,000, respectively. In the event that the Company does not raise $2,000,000, the salary for the third, fourth and fifth years will be renegotiated, but will not be below the base of the second year's aggregate salary range of $410,000.

         During the three months ended June 30, 2002, the Company paid $40,697 in compensation and since inception has accrued a total of $226,821 to the above mentioned officers and two other employees.

7.       MAJOR CUSTOMERS

         During the three months ended June 30, 2002, three customers comprised an aggregate of 59% of the Company's sales. Accounts receivable from one such customer was $53,669 at June 30, 2002.

8.       STOCK OPTIONS AND WARRANTS

         The following table illustrates the Company's warrant issuances and balances outstanding through June 30, 2002. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

                                     WARRANTS OUSTANDING                                          WARRANTS
                                                                                                EXERCISABLE
         -----------------------------------------------------------------------------   ---------------------------
         Range of Exercise Price                Range of      Weighted      Weighted       Number        Weighted
                                                               Average
                                  Shares        Exercise      Remaining     Average                       Average
                                  Underlying     Price       Contractual    Exercise     Exercisable     Exercise
                                   Warrants                     Life          Price                        Price
         ------------------------ ----------- ------------- --------------  ----------   ------------   ------------
         Granted during year
         ended March 31, 2001         75,000  $1.00                                           75,000    $1.00
                                  -----------                                            ------------


                                  -----------                                            ------------
         Outstanding at March         75,000  $1.00             4.72          $1.00           75,000    $1.00
         31, 2001
         Granted                     775,000  $.50-$2.00                                     775,000    $.50-$2.00
                                  -----------                                            ------------
         Outstanding at March        850,000  $.50-$2.00        3.95          $1.16          850,000    $.50-$2.00
         31, 2002
         Granted                     415,000  $.50-$5.00                                     415,000    $.50-$5.00
                                  -----------                                            ------------
         Outstanding at June       1,265,000  $.50-$5.00        3.92          $1.89        1,265,000    $.50-$5.00
         30, 2002
                                  ===========                                            ============


9.      INCOME TAXES

         As of June 30, 2002, the Company has net operating loss carry forwards of approximately $1,200,000 for Federal tax purposes, expiring in 2021. The resulting deferred tax asset of approximately $420,000, as of June 30, 2002 has been offset by a corresponding valuation allowance.

10.      COMMITMENTS

         The Company leases its office facilities under non-cancelable lease arrangements. Rent expense was $20,689 and $5,565 for the three months ended June 30, 2002 and 2001, respectively.

         Future minimum lease payments under noncancellable operating leases include:

                           2003 (nine months)             $              45,134
                           2004                                          86,781
                           2005                                          63,805
                                                              ------------------
                                                          $             195,720
                                                              ==================

Item 2: Management's Discussion and Analysis of Financial Condition and Plan of Operation

The following discussion should be read in conjunction with the financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

General

On June 14, 2002, the Company acquired all of the issued and outstanding capital stock of Statmon Technologies Corp., a Delaware corporation ("Oldco"), pursuant to an Exchange Agreement dated as of May 16, 2002 by and among the Company, Oldco and the shareholders of Oldco (the "Exchange Agreement"). Pursuant to the Exchange Agreement, Oldco became a wholly-owned subsidiary of the Company and, in exchange for Oldco shares, the Company issued 7,575,000 shares of its common stock to the shareholders of Oldco, representing 83% of the issued and outstanding capital stock of the Company. Oldco was incorporated in the State of Delaware on June 16, 2000 as a software development company to market its proprietary software systems and interface platforms designed to facilitate bi-directional data flow for the remote monitoring, management and control of electronic devices, computer networks and sensors over the Internet, wired and wireless networks, and virtual private networks.

The acquisition of Oldco has been accounted for as a reverse acquisition, because the former shareholders of Oldco own a majority of the outstanding common stock of the Company after the acquisition. Accordingly, the combination of the Company and Oldco is recorded as a recapitalization of Oldco pursuant to which Oldco is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of Oldco. At the time of acquisition of Oldco, the Company had no assets and had no operations since March 1, 2001.

The comparison below discusses the results of operations of the Company for the three months ended June 30, 2001, and the results of operations of the Company for the three months ended June 30, 2002.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001.

REVENUES - Total revenues increased to $263,323 for the three months ended June 30, 2002, compared to $30,560 for the same period last year. This increase was due to increased sales of software, hardware and third party integration services.

GROSS PROFIT - Gross profit increased to $71,191 for the three months ended June 30, 2002, compared to $14,659 for the same period last year. Although gross profit increased, the gross profit margin decreased over the same period last year from 48% to 27%. This decrease was primarily due to the labor costs associated with system integration and initial software installment activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES- Operating expenses increased to $282,798 for the three months ended June 30, 2002, compared to $116,679 for the same period last year. Selling, general and administrative expenses were 107% of sales for the three months ended June 30, 2002, compared to 382% of sales during the same period last year, during which period the Company began the sale of its products.

NET LOSS - As a result of the above, the Company recorded a net loss of $345,734 for the three months ended June 30, 2002, compared to a net loss of $109,322 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations, and short-term borrowings. Over the last two years the Company has issued Promissory Notes to nine accredited investors totaling $664,000. One note holder (the "First Note Holder") has a secured Promissory Note from the Company for $260,000, plus capitalized interest, which accrued at 10% per annum until September 8, 2001 and is presently accruing at a penalty interest rate of 15% per annum (the "First Note"). The First Note was originally issued on September 8, 2000, matured on September 8, 2001 and was extended until May 8, 2002. A second extension was granted which expired on August 8, 2002 and the Company is in default. The First Note Holder is being issued 30,000 shares per month or part thereof less any payment, until the repayment of the Note and all accrued interest. The First Note Holder has a lien on the assets of the Company. The Company is currently negotiating a third 90 extension of the obligation and continues to accrue interest at the penalty rate of 15% per annum. In October 2001, the Company issued three Promissory Notes to three related professional investors (collectively, "the Second Note Holders") for a total of $250,000, accruing interest at 10% per annum. The Second Note Holders' Notes expired on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and are now accruing interest at a penalty rate of 15% per annum. In addition, the Company is issuing 25,000 shares of Common stock per month to the Second Note Holders until full repayment. The Company's obligations to the Second Note Holders is secured by a lien on the assets of the Company, which is subordinate to that of the holder of the First Note and has certain priority rights over new equity capital coming into the Company until fully repaid.

Between April 5, 2002 and June 14, 2002 the Company issued unsecured 10% per annum promissory Notes to five additional accredited investors totaling $155,000. These Notes will expire between October 5, 2002 and December 14, 2002.

As of June 30, 2002 the Company had a working capital deficiency of approximately $1,105,000 including notes payable totaling approximately $664,000. The Company has no long-term debt. The Company expects that the growth and expansion of operations will require capital infusion of a minimum of $1,000,000 to repay short-term debt, to fund the purchase of inventory and to meet the Company's working capital needs. The Company is seeking to raise up to $2,000,000 through the private sale of its common or preferred stock. Due to prevailing market conditions the Company is also seeking to re-finance its $664,000 of short term debt with a $750,000 to $1,000,000 debt facility for a minimum of one year. The Company is also negotiating with a bank for a revolving line of credit for up to $500,000 for working capital purposes.

There can be no assurances that the Company will be successful in obtaining the aforementioned financing or refinancing and or extension of its Notes. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time present management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

Except as provided above, the Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS AND SEC PROPOSAL

     a. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations initiated after December 31, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. The new standard is effective for fiscal years beginning after December 15, 2001.

     b. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill acquired in the acquisition will not be amortized but instead be tested annually for impairment. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

     c. In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"),"Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial
          Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

          The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

          The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

     d. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

     e. In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

     f. The SEC recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The Company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities. These factors, amongst others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-QSB.

We Need Additional Financing To Achieve Our Growth Strategy.

We need additional financing to continue to pursue our growth strategy. We have no commitment for any debt or equity financing and we may not be able to obtain sufficient financing on favorable terms, if at all. If we do not obtain additional financing when required, we may be required to modify, delay or abandon some or all of our expansion plans, which may have a material adverse effect on our business.

Our Resources May Not Be Sufficient To Manage Our Expected Growth.

We anticipate a period of growth, which we expect to place a strain on our administrative, financial and operational resources. Our ability to manage any staff and facilities growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, install new management information and control systems and train, motivate and manage our employees. There can be no assurance that we will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support our future operations. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.

We Are Dependent On Our Key Employees.

Our business is dependent upon the experience of our executive officers, and key personnel who are familiar with both the specific issues facing the software industry and our future plans and goals. The loss of the services of any key employee could have a material adverse effect on our business, operations, revenues and prospects. In addition, our ability to establish and maintain a competitive position will depend, in part, on our ability to attract and retain qualified personnel. There can be no assurance that we will be able to attract and retain such personnel in the future on economically feasible terms or otherwise. Our inability to attract and retain qualified personnel may adversely affect our business and operations.

Competition In The Software Industry May Adversely Affect Our Revenues And Market Position.

The software industry is highly competitive. We compete based on scope, quality and cost of services provided. Many of our existing and potential competitors have substantially greater financial resources available to them. While management believes that it competes on the basis of the quality of its services, the larger resources of its competitors may give them certain cost advantages over us (e.g., cost savings from internal billing and collection and a broader scope of services). We may not be able to compete effectively.

Protection Of Proprietary Information.

The ability of our products and services to compete with other companies will depend, in part, on our maintaining the proprietary nature of our technologies. We rely on our prior development activities that have resulted in a body of information and processes that we have designated as "trade secrets" and "know-how" and are considered as intellectual property. In addition, we rely heavily upon trade secrets and our business plan. There can be no assurance that other persons will not independently develop or acquire technology substantially equivalent to ours, or that we will successfully protect our business plan, technology and trade secrets from misappropriation by others. Furthermore, it will be necessary for us to make our intellectual property available to vendors, customers and other companies in the industry, making it even more difficult to protect our technology. No assurance can be given that we would be successful in enforcing our rights, or that our product does not infringe on the patent or intellectual property rights of a third party.

Dependence On Technology.

We are highly dependent on our technology, which has a limited operating history. We believe that our current technology can provide software tools with the necessary sophistication and security to allow the system to function effectively. However, if we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material, adverse effect upon our business, financial condition and result of operations.

Limited Operating History

We have a limited operating history upon which potential investors may base an evaluation of our prospects and there can be no assurance that we will achieve its objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market such as the market for automation, remote monitoring and process control software. Such risks include, but are not limited to: our ability to obtain and retain customers and attract a significant number of new customers, the growth of the satellite, broadcast and Internet markets, our ability to implement its growth strategy, especially the sales and marketing efforts, and the introduction of new devices and computer network and control technologies in broadcasting and Internet services by our competitors and by us.

Industry Resistance To Change

Our initial target market, television/radio broadcasting, is considered by many to be mature and set in its way of operating. Senior engineering management in this market segment tends to have a comfort zone with existing operations and may not readily see a reason to change from the status quo. We must convince customers that there can be material cost-savings and management efficiencies realized through the utilization of our array of products. Furthermore, we must demonstrate to the customer that by not utilizing these products, the customer may fall behind the technology curve being embraced by certain of our competitors.

Fluctuations in Quarterly Operating Results

We expect to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by us, our competitors or other providers of hardware, software and components for the automation remote monitoring and process control software market; costs associated with product or technology acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in our personnel changes; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Failure To Manage Growth Will Adversely Affect Operations

We plan to significantly expand our sales, marketing, research and development activities, hire a number of additional employees, expand internal information, accounting and billing systems and establish additional distribution outlets throughout the world. In addition, we plan to expand our infrastructure by investing in additional software and programming talent. In order to successfully manage growth, management must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If management fails to effectively manage our growth, our business and viability will be materially and adversely impacted.

Dependence on Microsoft Windows

Our software products are designed for use with personal computers and devices running in the Microsoft Windows operating environment, and future sales of our products are dependent upon continued use of Windows and Windows NT. In addition, changes to Windows or Windows NT may require us to continually upgrade our products. Any inability to produce upgrades or any material delay in doing so would adversely affect our operating results. The successful introduction of new operating systems or improvements of existing operating systems that compete with Windows or Windows NT also could adversely affect sales of our products and have a material adverse effect on our operating results.


We May Fail To Keep Pace With Rapidly Changing Technologies

The vertical market segments we are targeting are characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors require management to continually improve the performance, features and reliability of the array of our products. Management may not successfully respond quickly enough or on a cost-effective basis to these developments. We may not achieve widespread acceptance of its services before its competitors offer products and services with speed, performance, features and quality similar to or better than our products or that are more cost-effective than our services.

We May Not Be Able To Compete Effectively

The market for automation, monitoring and process control software is rapidly evolving and highly competitive. Many of our competitors and potential competitors have substantially greater financial, technical, and managerial and marketing resources, longer operating histories, greater name recognition and more established relationships than us. Since our business is partially dependent on the overall success of the Internet as a communication medium, it also competes with traditional hardware based broadcast technology management in the radio and television industry. Management expects competition from these and other types of competitors to increase significantly.

We May Experience Difficulties In Integrating Businesses, Products And Technologies We May Acquire Into our Business

We may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions exposes us to additional risks, including: the difficulty of assimilating and integrating the operations of the combined companies; retaining key personnel; the potential disruption of our core business; and the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

Loss Of Key Personnel Could Harm Our Business

Given the early stage of development of our business, it depends highly on the performance and efforts of our CEO, Mr. Geoffrey Talbot, its CTO, Mr. Peter Upfold, staff and the Board of Directors. If we should lose the service of any members of our management team or other key personnel, our business prospects will be materially impacted.

The Inability To Obtain Patent And Copyright Protection For our Technology Or Misappropriation Of our Software And Intellectual Property Could Adversely Affect Our Competitive Position

Our success depends on internally developed computer code, technologies, know-how, trademarks and related intellectual properties. Management regards the technology as proprietary and will attempt to protect it by implementing security password codes, seeking patents, copyrights or trademarks, and by invoking trade secret laws and confidentiality and nondisclosure agreements. Despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization. Third parties also may develop similar technology independently through reverse engineering techniques. We intend to apply for registration of certain copyrights and a number of key trademarks and service marks and intend to introduce new trademarks and service marks. Management may not be successful in obtaining registration for one or more of these trademarks. Management may need to resort to litigation in the future to enforce or to protect intellectual property rights, including patent and trademark rights. In addition, our technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would have to defend against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm our business.

Control By Certain Stockholders

Our directors and executive officers beneficially own approximately 83% of our outstanding shares. As a result, these stockholders, if they act as a group, have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company which could have a materially adverse effect on the market price of our Common Stock.

Certain Anti-Dilution Resolutions Adopted By The Board Of Directors May Discourage A Takeover Or Change Of Control


On May 15, 2002, our Board of Directors adopted a "poison pill" by resolution. This resolution triggers a grant by us of an immediate mandatory dividend of one share for each share owned, to each shareholder of record as of January 31, 2002, upon effectuation prior to May 22, 2004, of a reverse split, consolidation, merger, or other action by us or our shareholders which would have the effect of reducing the number of outstanding shares. This resolution may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the shareholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of shareholders to approve transactions they may deem to be in their best interests.

Absence Of Dividends

We do not anticipate paying any cash dividends in the foreseeable future.

PART II:          OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities: As more particularly described in
         Note 6 to the Company's financial statement in Item 1, Part I above and in Liquidity and Capital Resources in Item 2 of Part I under the heading, the Company is in default on certain of its secured indebtedness.

Item 4. Submission of Matters to a vote of Security Holders: During the period covered by this report, no matters were submitted to a vote of security holders.

Item 5.  Other Information: None

Item 6.  Exhibits and Reports on Form 8-K:

         Exhibits:

         None

         Reports on Form 8-K:

         On May 31, 2002, the Company filed a Current Report on Form 8-K reporting under Items 1 and 2 the execution of the Exchange Agreement and the proposed change in control of the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           STATMON TECHNOLOGIES CORP.
                                                  (Registrant)

                                      /s/  Geoffrey P. Talbot
                                           ------------------
Date  September 26, 2002                   GEOFFREY P. TALBOT
                                           Chairman, Chief Executive Officer and
                                           Interim Chief Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


         I, Geoffrey Talbot certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Statmon Technologies Corp. for the quarter ended June 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Date: September 26, 2002            /s/Geoffrey Talbot
                                    -------------------
                                    Name: Geoffrey Talbot
                                    Title: President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



         I, Geoffrey Talbot certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Statmon Technologies Corp. for the quarter ended June 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: September 26, 2002                  /s/   Geoffrey Talbot
                                                -----------------
                                          Name: Geoffrey Talbot
                                          Title: Interim Chief Financial Officer