Form 10KSB
period 2004-03-31
STATMON TECHNOLOGIES CORP
filed 2004-09-14
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _________________

Commission File No. 000-09751

STATMON TECHNOLOGIES CORP.
(formerly Viable Resources, Inc.)

(Name of small business issuer in its charter)

Nevada	83-0242652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Maple Drive, Suite 120
Beverly Hills, CA 90210

(Address of principal Executive Offices Zip Code)

Registrant’s telephone number, including area code: (310) 288-4580

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $2,511,356

As of August 31, 2004, 4,720,205 shares of the Company’s common stock, par value $.01 per share, were held by non-affiliates which had a market value of approximately $3,351,346 based on available Pink Sheets quote at the average between the bid and asked price of $0.71. The number of shares of common stock of the registrant outstanding as of August 31, 2004 was 12,112,661.

EXPLANATORY NOTE:

The accompanying Annual Report on Form 10-KSB is the first annual report filed by the Registrant since March 31, 2002. Registrant acquired all of the issued and outstanding common stock of Statmon Technologies Corp., a privately held Delaware corporation ("Statmon Delaware"), on June 14, 2002. See Form 8-K/A dated June 14, 2002. This Annual Report includes the audited financial statements for the fiscal years ended March 31, 2004 and 2003 and unaudited summary quarterly financial information for which quarterly reports on Form 10-QSB during those fiscal years were not filed. Statmon Delaware had a fiscal year end of December 31, while the Registrant (formerly Viable Resources, Inc.) had a fiscal year end of March 31. Statmon Delaware changed its fiscal year end to March 31, the fiscal year end of Viable Resources, Inc. in connection with such transaction. Accordingly, this Annual Report includes the audited financial statements for the three months ended March 31, 2002 in addition to the audited financial statements for the subsequent fiscal years.

TABLE OF CONTENTS
Page

PART I

ITEM 1. Description of Business	1

ITEM 2. Description of Properties	20

ITEM 3. Legal Proceedings	20

ITEM 4. Submission of Matters to a Vote of Securities Holders	21

PART II

PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act	31

ITEM 10. Executive Compensation	33

ITEM 11. Security Ownership of Certain Beneficial Owners and Management	34

ITEM 12. Certain Relationships and Related Transactions	35

PART IV

ITEM 13. Exhibits and Reports on Form 8-K	36

ITEM 14. Principal Accountant Fees and Services	39

Signature Page	40

This report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. Some of such statements involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "plan," "project," "continue," "believe," "expect," "anticipate," "intend," "estimate" and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. Such statements involve known and unknown risks, uncertainties and situations that might cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of ac tivity, performance or achievements expressed or implied by these statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" on page 11 of this Form 10-KSB, along with any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

Statmon Technologies Corp. (hereafter known as "Statmon," the "Company," and "we," "us" or "our") develops, markets and licenses remote control and monitoring application software and hardware interface products. Our proprietary software products include the "Axess", "ReCon" and "Neuro" applications which interface with our "EIF", "UIF" and "UVM" hardware products. Our customers use our products to automate and optimize their systems and operations at the device level where automatic control and response is required in real time. We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC ("SeBI").

Recent Financial Developments

Positive EBITDA. We achieved positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the fiscal year ended March 31, 2004 ("fiscal year"). This positive operating result helps to prove our business model as a high margin, proprietary software development company utilizing third party distributors and strategic partners to bring our products to the worldwide markets.

Capital Augmentation Plan. From April 2002 through March 2004 we implemented the first stage of our capital augmentation plan by raising working capital required to fund our operations through a series of private placements of units (the "Units") composed of $1,422,000 of short-term promissory notes, 1,422,000 restricted shares of common stock and 1,422,000 common stock purchase warrants (the "Warrants"), exercisable at $1.00 per share for a three-year term. These notes have, or had, expiration dates between October 2002 and September 30, 2004. We have continued to accrue interest on all outstanding notes. In the second stage of our capital augmentation we plan to raise equity through a private offering in late 2004 to repay short-term debt, fund our new market verticals and provide working capital for our operations and growth. There can be no assurance that we will be able to raise the capital we require in this time frame or at all or that we will be able to raise it on terms acceptable to us.

History

The Company was previously known as Viable Resources Inc. ("Viable") and was incorporated in the State of Nevada on August 24, 1978 with authorized common stock of 25,000,000 shares at a par value of $0.01 per share. Between 1978 and 1992, Viable was engaged in the mining business. On February 29, 1984, Viable filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Act in the United States Bankruptcy Court in the District of Wyoming (the "Viable Resources Bankruptcy"). On July 13, 1988, the Bankruptcy Court issued the final decree closing the case of Viable Resources, Inc. (No. 84-00138-B), pursuant to Rule 3022 under the U.S. Bankruptcy Act. During 1992, Viable ceased operations and it remained inactive until June 2002 when it proceeded with a reverse merger by acquiring all of the issued and outstanding common stock of Statmon Technologies Corp. ("Statmon Delaware"), a privately held Delaware corporation incorporated in June 2000. As a result, Statmon Delaware became a wholly-owned subsidiary of the Company and the principal shareholders of Statmon Delaware became the controlling shareholders of the Company. All pre-existing debt incurred or identified after the Viable Resources Bankruptcy had been extinguished by the statute of limitations or was previously settled before the transaction with Statmon Delaware.

Prior to the transaction with Statmon Delaware, the Viable Board of Directors, and a majority of its shareholders as of May 22, 2002, approved the Agreement and Plan of Reorganization (the "Plan of Reorganization") between the Company and Statmon Delaware. Under the Plan of Reorganization the Company changed its name to "Statmon Technologies Corp." and exchanged 7,575,000 shares of its common stock (on a post reverse split basis) for all of the issued and outstanding common stock of Statmon Delaware. The Company's issued and outstanding common stock was consolidated (reverse split) on a one for sixteen basis on June 12, 2002, the effective date of the transaction.

In connection with the Plan of Reorganization, the Company also issued warrants to purchase 250,000 shares of common stock (post reverse split) at $5.00 per share for a period of five years to the members of the Viable Board of Directors, all of whom resigned upon the appointment of the present members of the Board of Directors on June 13, 2002.

To pursue systems integration and new vertical market opportunities for Statmon products, in June 2001 we established "Statmon Professional Services Organization", d/b/a "Statmon PSO", in conjunction with Blue Skies LLC, ("Blue Skies") an integration consulting firm controlled by Mr. John Hoff. Blue Skies introduced "eBI Solutions LLC" to the Company and in June 2002 in association with a joint venture we formed "SeBI LLC" to replace the Statmon PSO activities and pursue specialized enterprise systems integration business and new vertical market opportunities.

Software History

Peter J. Upfold, our Chief Technical Officer (CTO), Vice Chairman, Director and largest shareholder, initially developed the proprietary technology upon which our software products are based for the Australian and New Zealand broadcast industry to monitor and control satellite earth-stations, television and radio transmitters, broadcasting towers, television and radio station devices and computer networks. After 12 years of development the software and integration technology was launched in 1996 and it has been installed in more than 60 broadcast sites in Australia and New Zealand, including satellite operator NewSkies-SATTEL and the Clear Channel controlled TRN-Radio New Zealand network.

In 1998 Mr. Upfold relocated to the United States from Australia and in early 1999, the North American versions of the technology were installed and tested in three mainstream California broadcasters, KABC Disney Radio, KJLA in Los Angeles and KESQ Palm Springs (FOX, Telemundo and Disney's ABC television affiliates, respectively).

In June 2000, Peter J. Upfold co-founded Statmon Delaware and assigned all of his rights, title and interest in the technology to Statmon Delaware through a Technology Assignment Agreement. On June 12, 2002, through an Exchange Agreement, Statmon Delaware became a wholly-owned subsidiary of the Company.

In 2001-2002, we installed our products throughout the GE Capital-owned NBC Television Network, inside the GE Capital wide area network ("WAN") and also commenced rollouts for major broadcast station groups, including ABC-Disney, Telemundo (owned by NBC), Sinclair Broadcasting, Lin Television, Tribune, Hearst Argyle, Raycom and others.

On January 18, 2003 we entered into a three-year original equipment manufacturer ("OEM") distribution agreement with Harris Broadcast Communications, a division of Harris Corporation ("Harris"). Under this agreement Harris became our OEM broadcast industry distributor and received certain exclusivity rights based on minimum purchases of our software and hardware products. Harris’s right to exclusivity in the broadcast industry terminated on July 22, 2004, although we continue to work closely together. Harris is a dominant equipment manufacturer and software distributor in the broadcast market with over 1,600 sales engineers worldwide. Harris has branded our "Axess" application software as "ReCon." We have interfaced our software with the Harris transmitter line of hardware and software products. Sales and marketing of ReCon under the Harris banner were launched at the National Association of Broadcasters ("NAB") trade show in Las Vegas in April 2003. Our ReCon product received the prestigious Broadcast Engineering (The Journal of Digital Television) sponsored "Broadcast Engineering 2003 Pick Hit Award."

Certain of our significant clients, NBC & Telemundo, Sinclair Television and Lin Broadcasting, are excluded from the Harris OEM agreement, even during Harris’s exclusive period. With the termination of the Harris exclusivity restrictions we are now able to access complimentary sales channels in the broadcast market. We remain highly focused on supporting Harris as our principal broadcast industry OEM distributor/customer and product development partner for the broadcast industry and related vertical markets.

Products and Services

Our technology is a sophisticated control panel, or "dashboard" management tool kit, linking digital and analog control and information generating elements on a wide scale or narrow basis. We believe that pre-packaged, product-based solutions such as ours are replacing custom "in-house" software and integration services. Our proprietary technology products offer bi-directional telemetry for remote control, automation, self-healing and monitoring of devices, systems and facilities in real time which results in improved operating efficiencies, headcount reductions and a greater return on investment ("ROI"). We believe additional "value-add" can also be derived from the ability to process and disseminate vast amounts of gathered information into real time management information, as well as predictive trends analyses and statutory compliance reporting packages.

The Company’s soon to be launched "central server model" allows the data to reside at a Statmon facility. This becomes attractive to customer’s who prefer to pay for services as an operating expense rather than a capital expenditure. The services or out-sourcing model is becoming more popular in the market place.

During our brief history we have established a successful track record with major corporations, including NBC and Harris, where our products are considered highly stable and reliable. Our products are fully scalable and are designed to offer off-the-shelf solutions to our business customers to help them deliver measurable improvements in their operating margins and asset management. In the government sector we believe that our products can make time critical institutional, defense and governmental information technology ("IT") projects, such as Homeland Security, achievable and affordable within capital budget constraints.

Risk management and security have become a major priority since September 11, 2001, facilitating a worldwide review of the needs for real-time monitoring, automation and remote management capabilities. We believe that this environment has presented a significant opportunity for us to incorporate appropriate features and functionality to our proven application software. For example, the major television networks are automating the FCC required Emergency Alert System (EAS) alarm system with our software, as well as monitoring their mission-critical transmission and studio operations.

We have commenced the process of expanding outside the broadcast industry into other vertical markets where we are adapting our proprietary software and integration technologies to provide real time monitoring and remote control capabilities across a range of markets by interfacing front-end custom screen, protocols and system integration to industry specific analog and digital devices, and different types of network systems. We plan to pursue strategic partners who provide distribution and/or already have an install base where our products can be employed as middleware and/or provide complete end-to-end solutions.

Software

Axess

Axess is a software application that remotely monitors devices, networks and systems where automatic control and response is required. With Axess, system operators and engineers can remotely manage operations at the device level and rely on the system’s automation capabilities, as well as alarm notification, root cause analysis and fault descriptions, triggered when situations exceed a predetermined range or parameters. Axess can take immediate pre-programmed action on its own such as switching to a redundant system, segregating or resetting devices, running a control program, or disabling fault-causing issues. Axess operates on a Windows platform, is fully scalable and can simultaneously monitor large numbers of devices, networks and systems. ReCon is the Harris branded broadcast version of Axess.

Neuro

Neuro is an embedded software engine and database designed for use with our EIF-32 hardware. It incorporates features of Axess with the added benefit of self-monitoring and "stand-alone" operation or multi-site operation with Axess. The software enables the system operator or engineer to communicate remotely with devices and equipment situated in the field and control settings and to retrieve critical data without operators physically having to visit the site.

Hardware

UIF-32 (Universal Interface Unit)

The UIF-32 is a universal interface designed to allow Axess to collect 32 channels of analog, logic type and control information. The UIF-32 translates the General Purpose Input and Output ("GPI/GPO") channels into serial or TCP/Ethernet data streams for process by Axess. The UIF-32 is a "passive" device, which means it simply relays information from devices, such as temperature sensors, door alarms and light switches.

UIF-96S (Universal Interface Unit)

The UIF-96S is a universal interface designed to allow Axess to collect information from 96 logic type channels.

EIF-32 (Embedded Interface Unit)

The EIF-32 is a Universal Interface similar to the UIF-32, but upgraded with an embedded computer. The EIF-32 can be a "stand-alone" device or be integrated with the Axess software. It operates using the Neuro software, but may also be operated with our Axess software. The EIF-32 is an "intelligent" device that enables the system operator or engineer to remotely connect to equipment situated in the field to retrieve critical data without visiting the site.

UVM-6 (Universal Voltage Monitor)

The UVM-6 is a hardware interface that allows a host computer to accurately measure and monitor six different A.C. line voltage (mains) sources on a remote basis.

Key Features of Our Products

We have designed our proprietary software and hardware products with a number of key features to meet the needs of our customers in all markets, including:

•	Ease of implementation, installation, maintenance, and upgrade;
•	Fully scalable and customizable;
•	Ability to integrate the monitoring and management of a wide range of protocols and unrelated systems and devices;
•	Low-cost, off-the-shelf hardware and software, utilizing the Windows operating system, used in conjunction with a standard personal computer, laptop, PDA, or other handheld computerized device;
•	Real-time remote access, self-healing, and control and monitoring of diverse systems, both intelligent and passive devices;
•	Real-time digital data collection, aggregation and information management services;
•	Time and motion efficiencies through off-site monitoring, managing and remote control capabilities from any web-enabled location;
•	Device automation and "fail-safe" problem solving;
•	Additional assurance against system down-time by prevention rather than cure;
•	Preventative maintenance opportunities based upon trend analysis of collected data; and
•	The ability to "daisy-chain" the hardware devices from a single serial or LAN (Local Area Network) connection.

Integration Services

Systems integration is an integral aspect of business development in the software industry. The Company’s strategy is to leverage the value proposition of our remote control and monitoring products with full integration and end-to-end solutions across a range of vertical markets. In June 2001, we initiated Statmon PSO to provide integration services and support for our software products, hardware, as well as network support, e-business integration and ERP implementation services. To perform integration and consultant services to our clients Statmon PSO contracted with consultancy firm Blue Skies LLC ("Blue Skies") a related entity controlled by John Hoff, one of our principal shareholders, which continued until June 2003. Statmon PSO was replaced by the formation of Statmon- eBI LLC ("SeBI") formed to focus on opportunities in the e-business integration market and opportunities for the development of new software and hardware products to remote control and monitor systems at the device level up to the enterprise level.

e-Business integration technology allows companies to effectively share and send data between different systems in real time within their organizations as well as with external partners such as suppliers and customers. Beyond the integration of disparate systems, e-Business integration solutions can enable the automation of entire business processes while allowing for flexible reconfiguration to maximize efficiencies and adapt to changing business needs. We believe that e-Business integration has become an essential technology for large and medium-sized organizations to increase efficiencies, reduce costs and drive customer value.

Customers

Customers for our software and hardware products include Harris, NBC/Telemundo-GE Capital, ABC-Disney, CBS-Viacom, Sinclair and Lin Television and major customers of Harris, including Hearst Argyle and Tribune Broadcasting. These broadcast customers use our technology to monitor, automate and manage transmission, audio, video and data.

Customers for our systems integration services include Columbia Sportswear, Warner Music Group Services, Mountain High Resorts and WestCon.

In fiscal 2004, Harris, WestCon and Mountain High Resorts represented 60%, 17% and 5% of our revenues, respectively. In fiscal 2003, Columbia Sportswear, Sinclair Television and Warner Music Group Services represented 33%, 15% and 15%, respectively, of our revenues.

Fiscal 2005 Goals

Our goals for fiscal 2005 are to:

•	Promote Axess to new distribution channels and support Harris, our primary broadcast distributor, in its domestic and international radio and television broadcast marketing in order to capitalize on the proven "first mover" advantage of Axess and ReCon and jointly dominate the broadcast industry space.

•	Implement strategic vertical market opportunities in the energy, power management and Homeland Security markets.

•	Identify small strategic vertical market operators with complimentary technologies for end-to-end solutions including database, wireless and sensor technologies.

•	Recruit appropriate industry experts for our target strategic vertical markets; such experts will bring with them deep industry knowledge and contacts, plus a vision for the integration of our products and services.

•	Evaluate private label/OEM opportunities, both domestically and internationally, to exploit our technology in markets and for applications within and beyond our current scope.

Radio and Television Broadcasting Industry

Several significant rules issued by the Federal Communications Commission (FCC) of the United States in the late 1990’s opened opportunities for our products in the United States broadcast industry. These changes included (i) the fact that radio and other broadcast stations are allowed to operate "unattended," provided a reliable remote control system is installed, (ii) station owners are permitted to own multiple stations in a single marketplace and broadcast multiple call signals from the same physical location, and (iii) stations are required to transmit both HDTV and analog television signals until 2006.

These developments dramatically affected management and ownership structures in the radio and television broadcast industry. This is an industry that has traditionally been so competitive that radio and television station owners, management and employees would not even communicate with the teams from rival networks. The FCC rule changes have promoted rapid consolidation, making it common to find network giants such as ABC, FOX, and even new market share diluting competitors, operating out of a single building with common infrastructure and staff. We believe that these evolving broadcast industry circumstances will continue to provide on-going opportunities for us including the central server model and the outsourcing of services.

Software Industry

With the solid benefits offered by a web-enabled system, we believe the majority of large enterprises will transition their software to this architecture over the next decade. In fact, many software vendors are rushing to develop new functionality that was cost-prohibitive under either client/server or mainframe systems.

As the software industry has evolved, so have the demands of enterprises purchasing software and integration services. Enterprises have become more discriminating and more influential in dictating their terms to the software industry. Enterprises increasingly want to buy from vendors that provide highly functional products, within newer areas such as procurement, as well as in the bread-and-butter application areas such as Enterprise Resource Planning (ERP). Leading-edge, web-based architecture is also coming to be seen as essential needs and for operations. Moreover, companies are beginning to expect software vendors to bear an increased portion of the integration burden by developing out-of-the box connectors to common applications and devices.

Business Strategy - Potential New Vertical Markets

We plan to launch our products into an expanding range of vertical markets, including energy, institutional, defense and governmental markets.

We believe virtually any device, in any quantity, for any application, can be networked to provide full system integration for monitoring, management, remote control and/or the aggregation of data. Our products are designed to be robust and adaptable to a multitude of vertical markets. We are focused on the ongoing development of our products and will seek strategic partners with pre-existing install bases and/or wide scale distribution. We believe these relationships will enable us to further penetrate markets where we do not have a presence.

Our acceptance by the major broadcasters has permitted us to demonstrate the powerful functions, capabilities and stability of our technology. The current version of our proprietary software is designed to provide a low cost, non-customized solution to allow customers to monitor in real time, in digital or analog mode, many different varieties and numbers of systems and remote devices. Our goal in this regard is to market our software as a cross-industry, cross-application, end to end or middleware solution that can demonstrate the same cost-saving efficiencies and fail-safe automation in a wide range of applications and markets as we currently do in the broadcast industry.

Our product and integration business strategy is to directly license our proprietary products to the major broadcasters and dominant broadcast distributor Harris, and to collaborate with systems integrators and strategic partners for private label/OEM distribution across a wide range of vertical markets. We believe that collaboration with powerful strategic partners will identify solution opportunities utilizing the Statmon products for monitoring, self-healing, automated asset management and/or remote control of technical operations, including the aggregation of data.

We plan to use a model similar to our broadcast marketing strategy in new appropriate vertical markets. We will use our distribution agreement with Harris to access its existing installed base of customers with our product offering, which, in turn, helps Harris to provide a value-added product to its present and potential customers. We intend to employ this marketing strategy in new markets, new licenses, joint ventures, strategic partnerships and similar arrangements rather than directly marketing to end users within a particular industry.

Our objective is to become a total solution provider. We give our new customers extensive training in our technology and its functionalities and provide materials and customer support for the on-going maintenance, monitoring and use of our products. We may also provide this total solution through our strategic partnerships and joint ventures, so that our products and applications can achieve greater distribution and use.

We are identifying partners and proceeding with our evaluation and development of a number of vertical markets, including the following:

•	Energy Industry - Remote Control, Monitoring, Automation and Data Aggregation;

•	Homeland Security - Remote Control, Monitoring and Surveillance; and

•	Institutional - Remote Control, Monitoring and Data Aggregation.

Examples of our capabilities within these potential new markets we are considering include assisting companies in the low cost management of sensor devices on equipment, pipelines and other similar applications. These can be used to provide data aggregation of pollutants in a stream, monitor temperatures of transformers in a power grid sub-station network, or monitor the back-up power supplies.

Competition

The "monitoring and remote control of devices" market is becoming more diverse everyday. The Microsoft touted "smart house" is a much-discussed example of remote device control. IBM has run network television commercials where a refrigerator calls a repairman before it breaks down. We have similar network-based Remote Device Management technologies currently implemented in the broadcast industry.

Several hardware-based vendors provide monitoring solutions to the radio and television broadcast facility industry. ILC is a direct software based competitor. Burk-Gentner, Mosley and others, represent a significant portion of the marketplace primarily focused on transmitter monitoring. These products are quality offerings designed by companies and individuals who have strong industry contacts. These products are typically marketed directly to the engineering department at radio and television stations as a method of increased convenience. We believe that our products are a more comprehensive, convenient and cost-effective solution to information management needs and a solution applicable to all of our customers’ "mission-critical" business operations.

For over ten years, many companies have targeted the manufacturing process with products similar in fit, form and function to us, including National Instruments Corp., P.R.I. Automation, Kingfisher and Wonderware. These companies have achieved varying levels of success in the Manufacturing and Engineering Design market space. Although it does not appear that these companies are focused on expansion outside their core industries, they do represent a peripheral competitive threat to us.

Our competitors in the systems integration business range from very large companies, such as IBM and Oracle, to medium and smaller-sized public and privately held companies that offer their services on national, regional and local levels.

We compete in markets primarily on the basis of the following factors:

•	Breadth of geographic presence;

•	Ease of integration;

•	Reliability;

•	Ability to offer turnkey solutions;

•	Customer service;

•	Performance;

•	Flexibility; and

•	Scalability.

There are low barriers to entry to new or existing businesses seeking to offer services in all of the markets in which we compete. As a result, our business environment is intensely competitive, highly fragmented and rapidly changing. Competition can come from many sources and may be focused on different components of our business.

Nearly all of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may merge or form strategic partnerships. As a result, certain of these competitors may be able to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully in any of the markets in which we compete could have a material adverse effect on our business, prospects, results of operations, financial condition or on the price of our common stock.

Business Development

We believe that the most appropriately targeted customer will be the President, CEO, CFO or Vice-President of Engineering in organizations that manage multiple networks or facilities with numerous potential applications. Due to the executive level at which we are selling and the relatively large organizations that we are targeting, it will be necessary for senior-level management to be actively involved in the sales process. In addition, we plan to supplement the business development team with industry specialists who can aid in the product development, selection of strategic partners and sales efforts in each vertical market.

We plan to attend various symposiums for vendors, including national, state and local government conferences and symposiums and to publicize our products and services in various trade journals, including security companies, contractors and the transportation industry. We will, however, place emphasis on our partnering model in which we will market to companies that have existing installed bases with product offerings where we are able to provide value-added products and services. We will structure these relationships through license agreements, joint ventures, partnerships and similar arrangements.

In order to fully maximize the potential of our technology and proprietary knowledge we will need to enlist the greater resources of strategic partners and distributors. These relationships will enable us to further penetrate our existing markets, as well as to enable us to penetrate markets where we do not have a presence. Licensing our products for private label/OEM distribution will allow us to broaden our revenue base on a marginal cost basis. We are actively seeking appropriate alliances and partnerships with entities in emerging energy, wireless, security, environmental, government, defense and other strategic emerging markets. Furthermore, we are pursuing domestic and international software distributors that service the computer network and web server management markets.

Customer Support and Service

We believe that the support and service we provide to our customers are key competitive advantages and, as part of our strategy, we will continue to focus on the development of such support and service. The types of services that we provide to our customers include:

•	Tiered levels of support based on the size of the customer;

•	Centralized technical support;

•	On-site and twenty-four hour off-site technical support;

•	Centralized and on-site training;

•	Application solution design services; and

•	Non-warranty product repair.

Research and Development

Our research and development efforts are focused on improving the functionality and performance of our software products and services. We obtain extensive product development input from our customers and potential customers and monitor our customers' evolving needs and changes in the marketplace. We believe our success will depend, in part, on our ability to develop and produce new software products and enhancements to our existing integration platform. We have made investments and continue to invest in research and development. Our research and development expenditures were approximately $232,000 in fiscal 2004, $209,000 in fiscal 2003 and $40,000 for the three months ended March 31, 2002. If we are unable to develop new products and enhancements to existing products on a timely basis, or if our new products or enhancements fail to achieve market acceptance, our business, prospects and results of operation will suffer.

Sources and Availability of Materials

We outsource the design and assembly of all of our specialized interface hardware products to a manufacturer that has a single facility in Canada. All of the components of our hardware products are off-the-shelf items that we can obtain from multiple sources, except for our printed circuit boards, which would need to be manufactured according to our design specifications. Our current third-party manufacturer has assured us that it has additional capacity through its own outsourcing contacts if our volume grows beyond its capacity or it is otherwise unable to perform. In addition, if needed, we believe that we could obtain alternative third-party manufacturers within a short period.

Patents, Trademarks, Copyrights and Licenses

We have designed our software products for use with personal computers and devices running in the Microsoft Windows operating environment. We rely on internally developed computer code, new technologies and know-how to help us protect our intellectual property. In addition, we regard our technology as proprietary and attempt to protect it by implementing security password codes, encryption, seeking patents, copyrights or trademarks, where appropriate, and by invoking trade secret laws and confidentiality and non-disclosure agreements.

We have trademark protection for our name on our products and intend to apply for registration of certain copyrights and key trademarks and service marks and intend to introduce new trademarks and service marks, where we deem appropriate. We have not applied for nor do we hold any patents on any of our products. We understand that the means that we have used afford only limited protection and may not adequately protect our rights. In addition, despite the precautions, it may be possible for a third-party to obtain our services or technology without authorization. We also run the risk of a third-party developing similar technology independently through reverse engineering techniques. Because of the dynamic state of the development of application software, we use the strategy that continual product enhancement and development is perhaps our best intellectual property protection, although this may not, in fact, be the case.

Licenses and Warranties

Our software products are designed for use with personal computers and devices running in the Microsoft Windows operating environment. We thus obtain licenses and warranties from Microsoft in this connection. While we do not offer warranties on our software and hardware products to our customers beyond replacement, we give our customers the benefit of whatever warranty protection we receive from Microsoft and other suppliers.

Employees

As of July 31, 2004 we had eight full-time employees, of which one was engaged in sales and marketing; two were engaged in technical support and training; two were engaged in software development and engineering; and three were engaged in management, administration, finance and operations. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The disclosure and analysis in this report and in our other reports, press releases and public statements of our officers contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or new product acceptance in the marketplace, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies and financial results. Many factors discussed in Part I of this report will be important in determining future results. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly.

Any or all forward-looking statements in this report, any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially. We undertake no obligation to publicly update forward-looking statements, except as required by law. Shareholders are advised to consult further disclosures on related subjects on our other reports filed with the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that our management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect our business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

Prospective investors should carefully consider the following risk factors, in evaluating our business and us. The factors listed below represent certain important factors, which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

Risks Related To Our Business

Limited Operating History.
We have had a limited operating history upon which potential investors may base an evaluation of its prospects and there can be no assurance that we will achieve our objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market, such as the market for automation, remote monitoring and process control software. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the broadcast and other markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new devices and computer network and control technologies by us and our competitors.

We Have a History of Net Losses and May Never Achieve or Maintain Profitability.
We have a history of incurring losses from operations. As of March 31, 2004, we had an accumulated deficit of approximately $3,608,000. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, attempt to develop new market verticals, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our Auditors Have Expressed a Going Concern Opinion.
Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

We have depended on Harris for a Substantial Portion of our Revenues under an OEM agreement; if this agreement was terminated, it could have a material adverse impact on us.
Approximately 60% of our revenues in fiscal 2004 were generated through our OEM distribution agreement with Harris based on minimum revenue commitments and exclusive rights in the broadcast industry. On July 22, 2004 Harris had forfeited its rights to exclusivity and is no longer obliged to purchase minimum amounts of our products. Harris continues to distribute our products to its clients. The Harris agreement expires February 25, 2006. If the agreement is not renewed upon its expiration or if the terms of the agreement are modified in a way that decreases our revenue from it, or if the volumes of our Axess (branded ReCon by Harris) product that it licenses or sells under the agreement significantly declines, it would have a material adverse impact on our business, results of operation and financial condition.

Future Capital Needs, Uncertainty of Future Additional Financing.
We currently anticipate that our available funds and resources, including product sales, will not be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to repay our existing indebtedness if we are not able to extend the maturity date of our note holders, as well as to pursue new market verticals, develop new or enhanced products, respond to competitive pressures and acquire complementary businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders. There can be no assurance that we can obtain additional financing or obtain it on terms favorable to us. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, new market verticals, promote our products as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operation and financial condition.

We May Not be Able to Refinance Short-Term Promissory Notes that are Coming Due.
We issued approximately $1.4 million of short-term promissory notes which have or will expire by September 30, 2004. We plan to raise additional equity capital before the end of 2004. In addition, we may seek to extend the maturity date of some or all of these notes in order to give us time to implement a longer-term financing strategy. We may be required to pay certain of the notes prior to the completion of our longer-term financing strategy and, in this connection, issue additional short-term debt or equity securities to raise the capital to do so. If we are unable to either extend the maturity dates of the notes or repay them through raising additional capital, the holders of such notes could demand payment, causing our insolvency, which would have a material adverse effect our business, results of operation and financial condition. There can be no assurance that we will be able to raise sufficient capital to retire this short-term debt, or be able to do so on terms acceptable to us.

Undetected Errors or Failures in Our Software Could Result in Loss or Delay in the Market Acceptance for Our Product, Lost Sales or Costly Litigation.
Because our software products are complex, they may contain errors that can be detected at any point in a product's lifecycle. While we continually test our products for errors, errors in our products may be found in the future even after our products have been commercially introduced. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs or costly litigation. Additionally, because our products support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it maybe difficult or impossible to determine where the error resides. Product errors could harm our business and have a material adverse effect on our business, results of operation and financial condition.

A Successful Products Liability Claim Could Require Us to Pay Substantial Damages and Result in Harm to Our Business Reputation.
The manufacture and sale of our products involve the risk of product liability claims. We do not carry product liability insurance. A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products from the market or otherwise adversely affect our business and operations.

Industry Resistance to Change.
Our initial target market, television/radio broadcasting, is considered by many to be mature, of limited size and finite. Certain senior engineering management in this market segment tends to have a comfort zone with existing operations and may not readily see a reason to change from the status quo. Together with Harris, we must convince broadcast customers that there can be material cost-savings and management efficiencies realized through the utilization of our array of products. Furthermore, we must demonstrate to the customer that by not utilizing these products, the customer may fall behind the technology curve being embraced by certain of their competitors.

Fluctuations in Quarterly Operating Results.
We expect to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others, delays in our introduction of products or product enhancement for the automation remote monitoring and process control software market; introduction of new product or products enhancement for such market by our competitors or other providers of hardware, software and components costs associated with product or technology acquisitions; the size and timing of individual orders, software "bugs" or other product quality problems, competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in our personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Failure to Manage Growth Will Adversely Affect Operations.
We plan to significantly expand our distribution, sales, marketing, research and development activities, hire additional employees as needed, expand internal information, accounting and billing systems and establish additional sales channels throughout the world. In addition, we plan to expand our infrastructure by investing in additional software and programming talent. In order to successfully manage growth, management must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to effectively manage our growth, our business and viability will be materially and adversely impacted.

Dependence on Microsoft Windows.
Our software products are designed for use with personal computers and devices running in the Microsoft Windows operating environment, and future sales of our products are dependent upon continued use of Windows and Windows NT. In addition, changes to Windows or Windows NT may require us to continually upgrade our products. Any inability to produce upgrades or any material delay in doing so would adversely affect our operating results. The successful introduction of new operating system or improvements of existing operating systems that compete with Windows or Windows NT also could adversely affect sales of our products and have a material adverse effect on our operating results.

We May Fail to Keep Pace With Rapidly Changing Technologies.
The vertical market segments we are targeting are characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors require management to continually improve the performance, features and reliability of the array of our products. We may not successfully respond quickly enough or on a cost-effective basis to these developments. We may not achieve widespread acceptance of our services before our competitors offer products and services with speed, performance, features and quality similar to or better than our products or that are more cost-effective than our services.

We May Not Be Able to Compete Effectively.
The market for automation, monitoring and process control software is rapidly evolving and highly competitive. Many of our competitors and potential competitors have substantially greater financial, technical, and managerial and marketing resources, longer operating histories, greater name recognition and more established relationships than we do. Since our business is partially dependent on the overall success of the Internet as a communication medium, we also compete with traditional hardware based broadcast technology management in the radio and television and other industries that we are targeting. We expect competition from these and other types of competitors to increase significantly.

We May Experience Difficulties in Integrating Businesses, Products and Technologies We May Acquire into Our Business.
Given sufficient financing, we may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions expose us to additional risks, including: the assimilation and integration of the operations of the combined companies; retaining key personnel; the potential disruption of our core business; and the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

Loss of Key Personnel Could Harm Our Business.
Given the early stage of development of our business, we depend highly on the performance and efforts of our CEO, Geoffrey Talbot, our CTO, Peter Upfold, and the Board of Directors. If we lose the service of any members of our management team or other key personnel, our business prospects will be materially and adversely impacted.

Enactment of New Laws or Changes in Government Regulations Could Adversely Affect Our Business.
We are not currently required to comply with direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the Internet. However, due to the increasing popularity of the Internet, it is possible that additional laws may be adopted regarding the Internet, any of which could materially harm our business. The adoption of any additional laws may decrease the growth of Internet use, which could lead to a decrease in the demand for our services or increase our cost of doing business.

Our Products Could Infringe on the Intellectual Property Rights of Others, Which May Lead to Costly Litigation, Lead to Payment of Substantial Damages or Royalties and/or Prevent Us from Manufacturing and Selling Our Current and Future Products.

If third parties assert that our products or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed. Whether or not the litigation has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

A determination that we are infringing the proprietary rights of others could have a material adverse effect on our products, revenues and income. If we infringe on a third party’s patent, we cannot assure that we will be able to successfully redesign our products or processes to avoid such infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and could require us to pay substantial damages and/or royalties.

The Inability to Obtain Patent and Copyright Protection for Our Technology or Misappropriation of Our Software and Intellectual Property Could Adversely Affect Our Competitive Position.
Our success depends on internally developed computer code, technologies, know-how, trademarks and related intellectual properties. We regard the technology as proprietary and will attempt to protect it by implementing security password codes, seeking patents, copyrights or trademarks, and by invoking trade secret laws and confidentiality and nondisclosure agreements. These legal means, however, afford only limited protection and may not adequately protect our rights. Further, despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization. Third parties also may develop similar technology independently through reverse engineering techniques.

We intend to apply for registration of certain copyrights and a number of key trademarks and service marks and intend to introduce new trademarks and service marks. We may not be successful in obtaining registration for one or more of these trademarks. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, we cannot assure that competitors or other parties have not filed or in the future will not file applications for, have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.

Our technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would have to defend ourselves against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm our business.

Risks Related To The Industry

If We Fail to Successfully Introduce New Products, Our Future Growth May Suffer. Certain Products at an Early Stage of Development are the Areas of Our Expected Future Growth and Sustainability.
As part of our growth strategy, we intend to develop and introduce certain new products. Such products are currently in research and development, and we have generated no revenues from such potential products and may never generate revenues. A substantial portion of our resources have been, and for the foreseeable future will continue to be dedicated to our research programs and the development of products. If we do not introduce these new products on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer. There can be no assurance that we will be able to develop a commercial product from these projects. Our competitors may succeed in developing technologies or products that are more effective than ours.

If We Do Not Update and Enhance Our Technologies, They Will Become Obsolete or Noncompetitive. Our Competitors May Succeed in Developing Products, and Obtaining Related Regulatory Approvals, Faster than Us.

We operate in a highly competitive industry and competition is likely to intensify. Emerging technologies, extensive research and new product introductions characterize the market for our products and services. We believe that our future success will depend in large part upon our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products based on our technologies, and to commercialize those products. If we fail to stay at the forefront of technological development, we will be unable to compete effectively.

Our existing and potential competitors may possess substantial financial and technical resources and production and marketing capabilities greater than ours. We cannot assure that we will be able to compete effectively with existing or potential competitors or that these competitors will not succeed in developing technologies and products that would render our technology and products obsolete and noncompetitive. Our competitors’ product advances could erode our position in the market rapidly.

In addition, because our products are dependent upon other operating systems, we will need to continue to respond to technological advances in these operating systems.

Our Success Depends, in Part, on Attracting Customers Who Will Embrace the New Technologies Offered by Our Products.
It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace the new technologies offered by our products. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization. Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to behavioral change and induce customers to utilize our products rather than the familiar options and processes they currently use. If we fail to attract additional customers at this early stage, our business and the future growth of our business may suffer.

Risks Related To Our Securities
Our Stock Price is Likely to be Highly Volatile Because of Several Factors, Including a Limited Public Float.
The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. Our common stock may not be able to be resold following periods of volatility because of the market's adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•    Actual or anticipated fluctuations in our operating results;

•    Announcements concerning our business or those of our competitors or customers;

•    Changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•    Announcements of technological innovations;

•    Conditions or trends in the industry;

•    Litigation;

•    Patents or proprietary rights;

•    Departure of key personnel;

•    Failure to hire key personnel; and

•    General market conditions.

Because Our Common Stock is Considered a Penny Stock, Any Investment in Our Common Stock is Considered to be a High-Risk Investment and is Subject to Restrictions on Marketability.
Our common stock is currently traded on the National Quotations Bureau (the "Pink Sheets") and is considered a "penny stock." The Pink Sheets market is generally regarded as a less efficient trading market than the OTC Bulletin Board or NASDAQ Small Cap Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability for our common stock to be sold in the secondary market.

Control by Certain Stockholders.
Our Directors and Executive Officers beneficially own approximately 43% of our outstanding shares of common stock. If these stockholders act as a group, they will have effective control of all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could have a materially adverse effect on the market price of our common stock.

Absence of Dividends.	We do not anticipate paying any cash dividends in the foreseeable future. See "Item 5 - Market for the Common Equity and Related Stockholder Matters."

ITEM 2.	DESCRIPTION OF PROPERTIES

Statmon Technologies Corp. leases and maintains its principal place of business at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210. The Company leases 2,351 square feet in such office building at $7,640 per month. The lease term runs through December 31, 2004. We are in the process of negotiating a new lease with the landlord increasing the square footage to approximately 4,000 square feet and, among other things, will extend the term for at least an additional 36 months. On August 16, 2004, we entered into a six-month lease for a 150 square foot office in an executive office suite in Louisville, Kentucky. We plan to use this as a regional sales and business development office.

ITEM 3.	LEGAL PROCEEDINGS

On February 25, 2003 the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates, including "SDS LLC" (the "Plaintiffs"), pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over unpaid commissions and the release of common stock issued to them. On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company’s assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs’ claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs and on January 30, 2004, the Company made a cash deposit into a bank account for $144,275, which was attached by the Plaintiffs.

Effective June 14, 2004, the parties settled the lawsuit. Under the settlement the Company paid $164,275 in cash, including $144,275 from the release of the attached funds, and the Plaintiffs assigned 1,120,000 shares of common stock issued to them back to the Company for cancellation, effective on the 91st day from the date of the settlement agreement, provided the Company was not in bankruptcy at that point. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and will issue 373,396 restricted and unregistered shares of its common stock pursuant to rule 144 of the Securities and Exchange Act of 1933, to its legal counsel in connection with the settlement.

The Company was subject to several other legal proceedings and claims arising in the ordinary course of business in fiscal 2004. It has resolved all of these matters in a manner that did not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal years ended March 31, 2004 and March 31, 2003.

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

Since June 2002 there has been a limited public trading market for the Company’s common stock. The common stock traded on the Over the Counter Bulletin Board ("OTCBB") under the symbols VBLE and STCA for a short period after the merger on June 14, 2002 and has since traded on the "Pink Sheets." The high/low closing prices of the Company’s common stock were as follows for the periods below, as reported on www.bigcharts.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid
Fiscal Year Ended March 31, 2004
1st Quarter	1.46	0.61
2nd Quarter	1.51	0.71
3rd Quarter	1.40	0.61
4th Quarter	1.36	0.71
Fiscal Year Ended March 31, 2003
1st Quarter	1.35	0.55
2nd Quarter	1.01	0.15
3rd Quarter	0.16	0.03
4th Quarter	1.16	0.16

As of July 31, 2004, we had approximately 1,723 shareholders of record for our common stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business. Our Board of Directors will determine future dividend policy based upon conditions at that point, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the three months ended March 31, 2002 and during fiscal 2003 and 2004. Unless otherwise indicated, such sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

In the quarter ended March 31, 2002, we issued 120,000 shares of common stock pursuant to a promissory note extension agreement to a secured note holder. In addition, we issued 120,000 warrants to purchase shares of our common stock at an exercise price of $1.00 per share to five trade creditors as implied interest in consideration for extended payment terms. Such warrants expire 36 months following the effective date of a registration statement relating to the securities underlying the warrants.

In the quarter ended June 30, 2002, we issued 129,021 shares of common stock to two secured note holders pursuant to promissory note extension agreements. In the same quarter we issued a total of $165,000 principal amount of 180-day promissory notes bearing interest at 10% per annum, and 165,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share to eight new unsecured note holders. The warrants expire as follows: 40,000 warrants 36 months from the date of issuance and 125,000 warrants 48 months from the date of issuance.

In the quarter ended September 30, 2002, we issued 165,000 shares of common stock to two secured note holders pursuant to promissory note extension agreements. In the same quarter we issued a total of $15,000 principal amount of 180-day promissory notes bearing interest at 10% per annum, and 15,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share to two new unsecured note holders. The warrants expire 36 months from their dates of issuance.

In the quarter ended December 31, 2002, we issued 595,000 shares of common stock as follows:

-	135,000 shares of common stock to two secured note holders pursuant to promissory note extension agreements;
-	200,000 shares of common stock to two non-employee Directors for services provided; and
-	210,000 shares of common stock to eleven unsecured note holders.
-	50,000 shares of common stock to five trade creditors

In the quarter ended December 31, 2002 we issued 481,766 warrants to purchase shares of common stock at an exercise price of $1.00 per share on as follows:

-	70,000 warrants to four new unsecured note holders;
-	200,000 warrants to a new employee for accounting and administration services;
-	200,000 warrants to our Director of Programming for services;
-	2,000 warrants to a web design vendor for services; and
-	9,766 warrants to five unsecured note holders as a penalty under their notes.

The warrants expire 36 months from their dates of issuance.

In the quarter ended March 31, 2003, we issued 200,000 shares of common stock to a secured note holder pursuant to a Promissory Note Extension Agreement and a Subordination and Subrogation Agreement related to the Harris OEM agreement. We issued 75,000 shares of common stock as shares pursuant to promissory note extension agreements. Further, we issued a $25,000 promissory note bearing interest at 10% per annum, due July 6, 2003, 25,000 shares of common stock and 25,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share to a new unsecured note holder. The warrants expire 36 months from the date of issuance. Finally, in the same quarter we issued 37,490 warrants to purchase shares of common stock at an exercise price of $1.00 per to five unsecured note holders as a penalty under their notes. The warrants expire 36 months from their dates of issuance.

In the quarter ended June 30, 2003, we issued 75,000 shares of common stock to two secured promissory note holders pursuant to note extension agreements. The company issued 25,000 shares of common stock to a trade creditor. We also issued a total of $40,000 principal amount of 180-day promissory notes bearing interest at 10% per annum, 40,000 shares of common stock and 40,000 warrants to purchase common stock at an exercise price of $1.00 per share to five new unsecured note holders. The warrants expire 36 months from the date of issuance. Finally, we issued 38,050 warrants to purchase shares of common stock at an exercise price of $1.00 per share to six unsecured note holders as a penalty under their notes. The warrants expire 36 months from their dates of issuance.

In the quarter ended September 30, 2003, we issued 75,000 shares of common stock to a secured promissory note holder pursuant to a note extension agreement. We also issued a total of $110,000 principal amount of 180-day promissory notes bearing interest at 10% per annum, 110,000 shares of common stock and 110,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share to five new unsecured note holders. The warrants expire 36 months from their dates of issuance. We also issued 59,833 warrants to purchase shares of common stock at an exercise price of $1.00 per share to nine unsecured note holders as a penalty under their notes. The warrants expire 36 months from their dates of issuance.

In the quarter ended December 31, 2003, we issued 75,000 shares of common stock to a secured promissory note holder pursuant to a note extension agreement. We also issued a total of $365,000 principal amount of 180-day promissory notes bearing interest at 10% per annum, 365,000 shares of common stock and 365,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share to 13 new unsecured note holders. The warrants expire 36 months from their dates of issuance. Finally, we issued 64,559 warrants to purchase shares of common stock at an exercise price of $1.00 per share to 14 unsecured note holders as a penalty under their notes. The warrants expire 36 months from their dates of issuance.

In the quarter ended March 31, 2004 we issued 75,000 shares of common stock to a secured promissory note holder pursuant to a note extension agreement. We also issued a total of $672,000 principal amount of 180-day promissory notes bearing interest at 10% per annum, 672,000 shares of common stock and 672,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share to 27 new unsecured note holders. The warrants expire 36 months from their dates of issuance. Finally, we issued 68,408 warrants to purchase shares of common stock at an exercise price of $1.00 per share to 17 unsecured note holders as a penalty under their notes. The warrants expire 36 months from their dates of issuance.

During the year ended March 31, 2004 we paid $101,700 of commissions, pursuant to a placement agreement with a registered broker dealer, in relation to the sale of $1,017,000 of the Units detailed above.  Additionally, the registered broker dealer has the right to acquire 101,700 warrants to purchase shares of common stock at an exercise price of $1.00 per share, exercisable after one year from the date of issuance and expiring in 5 years from the date of issuance.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

OVERVIEW

Statmon Technologies Corp. develops, markets and licenses remote control and monitoring application software and hardware interface products. Our proprietary software products include the "Axess", "ReCon" and "Neuro" applications which interface with our "EIF", "UIF" and "UVM" hardware products. Our customers use our products to automate and optimize their systems and operations at the device level where automatic control and response is required in real time. We also provide specialized systems integration services to a variety of customers through our wholly owned subsidiary, Statmon - eBI Solutions LLC ("SeBI").

To pursue systems integration and new vertical market opportunities for Statmon products, in June 2001 we established "Statmon Professional Services Organization", d/b/a "Statmon PSO", in conjunction with Blue Skies LLC, ("Blue Skies") an integration consulting firm controlled by Mr. John Hoff. Blue Skies introduced "eBI Solutions LLC" to the Company and in June 2002 we formed "SeBI LLC" to replace the Statmon PSO activities and pursue specialized enterprise systems integration business and new vertical market opportunities.

We are planning to expand outside the broadcast industry into other vertical markets where we will adapt our proprietary software and integration technologies to provide real time monitoring and remote control capabilities for a range of markets by interfacing front-end custom screen, protocols and system integration to industry specific analog and digital devices and all types of network systems. We plan to pursue strategic partners who provide distribution and/or already have an install base where our products can be employed in as middleware and/or provide complete end-to-end solutions.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2004 AND 2003

REVENUES - For the year ended March 31, 2004 total revenues increased to $2,511,356, compared to $2,426,831 for the same period last year. This increase was partly due to increased sales of software and the related hardware of $721,747 and offset by a decrease of $653,194 from third party system integration and services.

GROSS PROFIT - For the year ended March 31, 2004 gross profit increased to $1,785,770 compared to $561,905 for the same period last year. Gross profit percentage increased from approximately 23% for the year ended March 31, 2003 to approximately 71% for the year ended March 31, 2004. This increase was primarily due to the decrease in cost of sales as a percentage of revenues from approximately 77% for the twelve months ended March 31, 2003 to approximately 29% for the twelve months ended March 31, 2004. The change results from an increase in software sales as the Company’s sales channels expand. The margin from software sales is significantly greater than third party system integration and services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES- For the year ended March 31, 2004 operating expenses stayed relatively consistent at $1,303,537, compared to $1,336,126 for the same period last year. Selling, general and administrative expenses were approximately 52% of sales for the twelve months ended March 31, 2004, compared to approximately 55% of sales during the same period last year.
SETTLEMENT AGREEMENT - In February 2003, the Company closed down its internal broadcast sales operations and contractually incurred a one-off nonrefundable cash expense of $300,000 paid to the redundant sales force required to make way for the appointment of an external OEM distributor.

OTHER (INCOME)/EXPENSE - For the year ended March 31, 2004 other (income)/expense increased to $1,082,288 compared to $809,057 for the same period last year. This increase is primarily due to an increase in the amortization of financing costs of approximately $40,000 related to costs associated with funds raised in 2004 and an increase in interest related expense of approximately $250,000 related to the borrowings, penalty interest rates and common stock and warrants issued in association with debt. The Company expenses the value of stock and warrants issued in connection with debt over the life of the instrument.

NET LOSS - As a result of the above, for the year ended March 31, 2004 the Company recorded a net loss of $600,055, compared to a net loss of $1,883,278 for the same period last year.

YEARS ENDED MARCH 31, 2003 AND 2002

REVENUES - For the year ended March 31, 2003 total revenues increased to $2,426,831, compared to $357,713 for the same period last year. This increase was partly due to increased sales of software and the related hardware and by an increase provided by third party system integration and services revenues. The Company first recognized revenue from third party integration and services in June of 2002.

GROSS PROFIT - For the year ended March 31, 2003 gross profit increased to $561,905 compared to $215,273 for the same period last year. Gross profit percentage decreased from approximately 60% for the year ended March 31, 2002 to approximately 23% for the year ended March 31, 2003. The change results from an increase in third party system integration and services revenues, which is a lower margin business than software sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES- For the year ended March 31, 2003 selling, general and administrative expenses increased to $1,336,126, compared to $694,559 for the same period last year. Selling, general and administrative expenses were approximately 55% of sales for the twelve months ended March 31, 2003, compared to approximately 194% of sales during the same period last year. The increase in these expenses is the result of increased personnel costs to support the approximately700% increase in year over year sales.

SETTLEMENT AGREEMENT - In February 2003, the Company closed down its internal broadcast sales operations and contractually incurred a one-time nonrefundable cash expense of $300,000 paid to the redundant sales force required to make way for the appointment of an external OEM distributor.

OTHER (INCOME)/EXPENSE- For the twelve months ended March 31, 2003 other income/expense increased to $809,057 compared to $195,182 for the same period last year. This increase of approximately $600,000 is primarily due to an increase in interest expense of approximately $50,000 related to additional funds raised in 2003, increased cost of common stock and warrants issued in association with debt of approximately $250,000, an increase in the amortization of debt discount of approximately $330,000. The Company expenses the value of stock and warrants issued in connection with debt over the life of the instrument

NET LOSS - As a result of the above, for the year ended March 31, 2003 the Company recorded a net loss of $1,883,278, compared to a net loss of $674,468 for the same period last year.

QUARTERS ENDED JUNE 30, 2003, SEPTEMBER 30, 2003, DECEMBER 31 2003 AND JUNE 30, 2002, SEPTEMBER 30, 2002, DECEMBER 31 2002

REVENUES - For the first quarter of fiscal 2004 total revenues increased to $702,985, compared to $267,748 for the same period last year. This increase was due to increased sales of software and related hardware of $276,517 and $152,720 from third party system integration and services. For the second quarter of fiscal 2004 total revenues decreased to $684,598, compared to $708,562 for the same period last year. This decrease was mostly due to increased sales of software and related hardware of $176,715 offset by a decrease of $189,389 from third party system integration and services. For the third quarter of fiscal 2004 total revenues decreased to $589,935, compared to $942,312 for the same period last year. This decrease was mostly due to increased sales of software and related hardware of $57,207 offset by a decrease of $392,085 from third party system integration and services.

GROSS PROFIT - For the first quarter of fiscal 2004 gross profit increased to $451,733 compared to $73,593 for the same period last year. Gross profit percentage increased to approximately 64% compared to approximately 27% for the same period last year. This increase was primarily due to the decrease in cost of sales as a percentage of revenues to approximately 36% for the first quarter of 2004 from approximately 73% for the same period last year. The change results from an increase in software sales, a higher margin business than third party system integration. For the second quarter of fiscal 2004 gross profit increased to $527,614 compared to $210,809 for the same period last year. Gross profit percentage increased to approximately 77% compared to approximately 30% for the same period last year. This increase was primarily due to the decrease in cost of sales as a percentage of revenues to approximately 23% for the second quarter of 2004 from approximately 70% for the same period last year. The change results from an increase in software sales, a higher margin business than third party system integration. For the third quarter of fiscal 2004 gross profit increased to $417,385 compared to $230,492 for the same period last year. Gross profit percentage increased to approximately 71% compared to approximately 24% for the same period last year. This increase was primarily due to the decrease in cost of sales as a percentage of revenues to approximately 29% for the third quarter of 2004 from approximately 76% for the same period last year. The change results from an increase in software sales, a higher margin business than third party system integration.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - For the first quarter of fiscal 2004 operating expenses increased to $349,687 compared to $282,767 for the same period last year. Selling, general and administrative expenses were approximately 50% of sales for the first quarter of fiscal 2004, compared to approximately 106% of sales during the same period last year. For the second quarter of fiscal 2004 operating expenses increased to $358,330 compared to $348,394 for the same period last year. Selling, general and administrative expenses were approximately 52% of sales for the second quarter of fiscal 2004, compared to approximately 49% of sales during the same period last year. For the third quarter of fiscal 2004 operating expenses decreased to $335,477 compared to $385,758 for the same period last year. Selling, general and administrative expenses were approximately 57% of sales for the third quarter of fiscal 2004, compared to approximately 41% of sales during the same period last year.

OTHER (INCOME)/EXPENSE - For the first quarter of fiscal 2004 other (income)/expense decreased to $211,493 compared to $300,523 for the same period last year. These decreases are primarily due to increased amortization of debt discount related to current debt in the previous period offset by increased expense associated with a beneficial conversion feature in a promissory note and expense related to common stock and warrants issued in association with new and existing debt. For the second quarter of fiscal 2004 other (income)/expense decreased to $198,467 compared to $264,138 for the same period last year. These decreases are primarily due to increased amortization of debt discount related to current debt in the previous period offset by increased expense associated with a beneficial conversion feature in a promissory note and increased expense related to common stock and warrants issued in association with new and existing debt. For the third quarter of fiscal 2004 other (income)/expense increased to $231,447 compared to $76,560 for the same period last year. These increases are primarily due to interest expense related to increased borrowings/debt, penalty interest rates associated with expired debt and expense related to common stock and warrants issued in association with debt.

NET LOSS - As a result of the above, for the first quarter of fiscal 2004 the Company recorded a net loss of $109,446, compared to a net loss of $509,697 for the same period last year. For the second quarter of fiscal 2004 the Company recorded a net loss of $29,183, compared to a net loss of $401,723 for the same period last year. For the third quarter of fiscal 2004 the Company recorded a net loss of $149,539, compared to a net loss of $231,826 for the same period last year.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES - For the three months ended March 31, 2002 total revenues increased to $86,070 compared to $17,092 for the same period in the previous year. This increase was due to increased software sales. The Company began its operations in June 2000.

GROSS PROFIT - For the three months ended March 31, 2002 gross profit increased to $49,860 compared to $4,529 for the same period the previous year. Gross profit percentage increased to approximately 58% from approximately 26% in the previous year. This increase in gross profit percentage is primarily due to a higher volume of sales of software as a percentage of total sales for the three months ended March 31, 2002. The previous period included a greater percentage of hardware related sales, which carry a much lower margin than software, relative to overall sales for the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - For the three months ended March 31, 2002, operating expenses increased to $239,668 compared to $123,068 for the same period the previous year. This increase is primarily the result of the increase staff and general overhead to support the growing organization.
OTHER (INCOME)/EXPENSE - For the three months ended March 31, 2002 other (income)/expense increased to $165,722 compared to $6,469 for the same period the previous year. This increase is primarily due to interest expense related to increased borrowings/debt, expense related to common stock and warrants issued in association with debt and amortization of debt discount related to the new debt in the period.

NET LOSS - As a result of the above, for the three months ended March 31, 2002 the Company recorded a net loss of $355,551, compared to a net loss of $125,008 for the same period the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations and short-term borrowings. Over the last four years the Company has issued promissory notes to various lenders totaling $1,932,000. One note holder (the "First Note Holder") had a secured promissory note from the Company for $260,000, plus accrued interest, which accrued at 10% per annum until September 8, 2001 and then accrued at a penalty interest rate of 15% per annum, plus 30,000 shares of the Company’s common stock per month from July 31, 2002 until November 30, 2002 (the "First Note"). The First Note, which was originally issued on September 8, 2000, initially matured on September 8, 2001. The First Note was extended until May 8, 2002 and for a second time until August 8, 2002. A third 180-day extension became effective on December 1, 2002 and expired on May 31, 2003. Between January and May 2003 the Company made reductions towards principal totaling $79,977. On June 30, 2003, $242,867 was paid in cash to the First Note Holder leaving an outstanding balance of $6,620. On July 28, 2003, the First Note holder made further advances to the Company totaling $51,763 thereby increasing the balance to $58,620, which was paid in full on January 2, 2004 including interest of $3,953.

In October 2001, the Company issued three secured promissory notes to three related lenders (collectively, the "Senior Notes") for a total of $250,000, accruing interest at 10% per annum. The three Senior Notes initial terms expired on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. Pursuant to the loan agreements’ penalty provisions the Company has issued and continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The Company’s obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company, plus, certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

The Company entered into an extension agreement with the Senior Note Holder, which expired on June 30, 2003 and is currently in default. The Senior Note Holder continues to receive 25,000 new shares of Common stock per month plus accrual of the 15% penalty interest rate.

Between April 5, 2002 and March 31, 2004 the Company issued Units, consisting of a 180 day promissory note bearing interest at 10% per annum, a share of the Company’s common stock and three-year warrants to purchase shares at an exercise price of $1.00 per share to approximately 60 investors for a total amount of $1,422,000. These notes have initial term maturity dates between October 5, 2002 and September 30, 2004. At March 31, 2004, $385,000 of these notes were expired. At June 30, 2004, $850,000 principal amount of these notes had matured. Upon default, the notes accrued interest at 15% per annum and provide for the issuance of monthly warrants (the number of warrants calculated at 10% of the face value of the Note) as a penalty until the repayment of the notes in full. The warrants are exercisable at $1.00 per share for three-year terms from their dates of issuance. As of July 31, 2004, the Company has paid $95,000 of principal plus interest of $15,920 on the notes. On August 27, 2004, the Company issued Units consisting of a $250,000 promissory note bearing interest at 10% per annum, due 180 days from issuance, 250,000 shares of the Company’s common stock and a three-year warrant exercisable to purchase 250,000 shares of common stock exercisable at $1.00 per share, to an investor.

As of March 31, 2004, the Company had a working capital deficiency of approximately $1,178,000 including notes payable and accrued interest totaling approximately $1,417,611, net of applicable debt discount. The Company has no long-term debt. The Company plans to raise sufficient equity through a private offering in late 2004 to repay the short-term debt, fund its new market verticals and provide working capital for its operations and growth.

There can be no assurance that it will be able to raise the capital it required in this time frame or at all or that it will be able to raise the capital in terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time present management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

Except as provided above, the Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant’s capital resources.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $3,608,000 since its inception. Additionally, the Company had net working capital deficiencies of approximately $1,178,000, $1,919,000 and $862,000 at March 31, 2004, March 31, 2003 and March 31, 2002, respectively, and negative cash flows from operations for the year ended March 31, 2004 of approximately $884,000. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States). Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a list of what we feel are the most critical estimations that we must make when preparing our financial statements.

Accounts Receivable - Allowance for Doubtful Accounts

We routinely review our accounts receivable, by customer account aging, to determine the collectability of the amounts due based on information we receive from the customer, past history and economic conditions. In doing so, we adjust our allowance accordingly to reflect the cumulative amount that we feel is uncollectible. This estimate may vary from the proceeds that we actually collect. If the estimate is too low, we may incur higher bad debt expense in the future resulting in lower net income. If the estimate is too high, we may experience lower bad debt expense resulting in higher net income.

Revenue Recognition

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

Effects of Recent Accounting Policies

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

Effective July 1, 2003, the Company had adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer's right of return for the delivered item. Adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB commencing on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of May 19, 2004, the Company dismissed Grassi & Co. CPA’s P. C. ("Grassi") as its independent accountant. Effective as of May 19, 2004, the Company engaged Marcum & Kliegman LLP as its independent accountant. The decision to change accountants was approved by the Board of Directors of the Company.

Neither Grassi’s reports in the Company’s financial statements for the years ended December 2000 and 2001 contained an adverse opinion or a disclaimer of opinion, and no such report was qualified or modified as to audit scope or accounting principles, except for an uncertainty paragraph in regard to the Company’s ability to continue as a going concern. Preceding the Company's dismissal of Grassi there were no disagreements with Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi, would have caused Grassi to make reference to the subject matter of the disagreement in connection with its report.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company’s year ended March 31, 2004 and the subsequent interim periods to the date hereof.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure control and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them, recording, processing, summarizing and reporting on a timely basis, material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Each Director of the Company serves for a term of one year and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the annual meeting of the Board of Directors and is qualified.

The following table sets forth as of July 31, 2004, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company.

Name	Age	Position	Director and/or Officer Since

Geoffrey P. Talbot	56	Chairman, President, Chief Executive Officer & Chief Financial Officer	Chairman, President, Chief Executive Officer and Chief Financial Officer since June 2002

Peter J. Upfold	41	Chief Technology Officer, Vice Chairman, Director and Secretary	Vice Chairman, Chief Technology Officer and Director since June 2002

Leonard Silverman, Ph.D.	64	Director	Director since June 2002

Robert B. Fields	67	Director	Director since June 2002

Set forth below is certain biographical information regarding each of the Company’s current executive officers and directors as of July 31, 2004.

Geoffrey P. Talbot is a co-founder and has served as our Chairman, Chief Executive Officer and interim Chief Financial Officer since our formation in June 2000. From April 1997 to July 2000, Mr. Talbot was the Chief Executive Officer and a Director of J.C. Williamson Entertainment and J.C. Williamson Technologies in Los Angeles, California, a company that was involved in film production and technology.

Peter Upfold is a co-founder and has served as our Vice Chairman, Chief Technical Officer and a director since our formation in June 2000. Mr. Upfold relocated to the United States from Australia in 1998. From 1998 to 2000 he introduced the technology upon which our products are based to the North American market and engaged in organizational activities for Statmon Delaware.

Leonard Silverman, Ph.D. has been a member of our Board of Directors since our formation in June 2000. Dr. Silverman has spent most of his professional career at the University of Southern California (USC). He joined the faculty of USC in 1968, became a Full Professor of Electrical Engineering in 1977 and was elected Chairman of the Electrical Engineering Systems Department in 1982. He was appointed the fifth Dean of Engineering in 1984 and retired as the Dean in June 2001. Dr. Silverman is a member of the U.S. National Academy of Engineering. He currently serves as Director of Advanced MicroDevices (AMD). Dr. Silverman is the Chairman of our Compensation Committee and a member of our Audit Committee.

Robert B. Fields has been a member of the Company’s Board of Directors since its formation in June 2000. Since 1979 he served as the President of Tradestar Ltd., his wholly owned consulting firm that specializes in asset appreciation. Since February 15, 2001, Mr. Fields serves as the Chairman of ActForex, Inc., a New York fully hosted management service provider of proprietary software for currency trading with over 20,000 registered traders. He was elected a Vice President and director of the Friars National Association Foundation, Inc., a philanthropy of the arts based in New York, in 1998, and has served as its Treasurer. He has been a member of eight Public Boards and a director of more than a dozen companies. Mr. Fields is the Chairman of our Audit Committee and a member of our Compensation Committee.

Our bylaws allow our Board to fix the number of Directors between three and five. The number of Directors is currently fixed at four. Our Board of Directors has an Audit Committee, comprised of Mr. Fields, as Chairman, and Dr. Silverman, and a Compensation Committee, comprised of Dr. Silverman, as Chairman, and Mr. Fields. The Board has identified Mr. Fields, an independent Director, as its Audit Committee’s financial expert. We have adopted a Code of Ethics, which applies to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. A copy of the Code of Ethics may be obtained by any person without charge upon written request to us, attention: Investor Relations at 345 North Maple Drive, Suite 120, Beverly Hills, CA 90210.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Act of 1934, as amended, requires the Company’s Directors and Executive Officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Messrs. Talbot, Upfold, Fields and Dr. Silverman each failed to file one report on Form 3 in a timely fashion, and Mr. Fields and Dr. Silverman each failed to file their reports on Form 4 in a timely fashion, which should have contained disclosures regarding five transactions in the aggregate for the period starting June 14, 2002 and ending July 31, 2004.  Messrs. Talbot, Upfold, Fields and Dr. Silverman intend to report such transactions on individual Forms 5 as soon as practicable.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes (i) the President and Chief Executive Officer; and (ii) certain other highly compensated Executive Officers as of the fiscal years ended March 31, 2004, 2003 and 2002, based on salary and annual bonus. Prior year information is not included for those who became Executive Officers during fiscal 2004.

SUMMARY COMPENSATION TABLE

Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation	Common Stock Underlying Options and Warrants	All Other Compensation ($)(3)
Geoffrey P. Talbot, President, Chairman & CEO (1)(2)	2004 2003 2002			81,333 81,333 81,333		10,792 6,019 —
Peter J. Upfold, Vice Chairman & CTO Secretary (1)(2)	2004 2003 2002			81,333 81,333 81,333		11,032 7,255 —

(1)    On September 16, 2000, Geoffrey Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The employment agreements have a five-year term through June 30, 2009. Effective July 1, 2004, the above agreements were amended. In year two of the employment agreements the salaries will adjust to $200,000 per annum. For years three, four and five of the employment agreements, annual salary increases, performance and incentive bonuses including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years Form 10K or June 30 whichever event occurs first. The compensation paid or accrued to Mr. Talbot and Mr. Upfold during the period prior to the commencement dates of their employment agreements was treated as consulting fees. During fiscal 2002, 2003 and 2004, certain amounts of the amounts shown as compensation in the table to Mr.Talbot and Mr.Upfold in a given fiscal year were accrued. By the end of fiscal 2004, the Company had paid all of such accrued amounts, except as noted in (2) below.

(2)    From June 2000 through December 31, 2001, Mr. Talbot and Mr. Upfold were to be compensated at the rate of $80,000 per year. The Company accrued $59,570 and $52,122 for Mr. Talbot and Mr. Upfold, respectively, through December 31, 2001. This accrued compensation will not be paid until the Company achieves certain milestones, as determined by its Board of Directors.

(3)    Represents amounts the Company paid for leased automobiles provided to Mr. Talbot and Mr. Upfold, during the fiscal years indicated.

Director Compensation

Directors who are neither employees of the Company nor of its affiliates receive no cash compensation for serving on the Board. The Company reimburses directors for any travel or other out-of-pocket expenses related to their service on the Board of Directors. On December 31, 2002, the Company issued 100,000 shares each to Leonard Silverman, Ph.D., and Robert B. Fields as compensation for their service on the Board of Directors and for serving without directors and officers liability insurance.

Employment and any other arrangements between the Company and any named executive officer are described in Part III. Item 12 of this Form 10-KSB and are incorporated herein by this reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2004, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

Name and Address of Beneficial Owner Group	Amount of Common Stock and Nature of Beneficial Ownership	Percent of Class of Common Stock
Geoffrey P. Talbot, Chairman, President, CEO, and Interim CFO (1)	1,746,180	14.75%
Peter J. Upfold, CTO, Vice Chairman, Secretary/Treasurer and Director (1)	2,814,270	23.77%
Leonard Silverman, Ph.D., Director (2)(3)	283,544	2.38%
Robert B. Fields, Director (2)(3)	210,250	1.78%
Thieme Consulting, Inc. (4)	1,402,006	11.58%
John Hoff(5)	706,626	5.97%
All Executive Officers and Directors as a Group (four persons)	5,054,244	42.47%

___________________________
(1)	The address of Geoffrey P. Talbot and Peter J. Upfold is 345 North Maple Drive, Suite 120, Beverly Hills, CA 90210.
(2)	The address of Leonard Silverman, Ph.D. and Robert B. Fields is c/o Statmon Technologies Corp., 345 North Maple Dr., Suite 120, Beverly Hills, CA 90210.
(3)	Dr. Leonard Silverman and Robert Fields each received 100,000 shares for their services as Directors on December 31, 2002. The Company issued 15,000 and 10,000 restricted shares of its common stock to Dr. Silverman on December 31, 2002 and October 31, 2003, respectively, in connection with loans that he made to the Company. The Company also issued 5,000 restricted shares of its common stock to Mr. Fields in connection with loans that he made to the Company in October 2003. See "Certain Relationships and Related Transactions."
(4)	The address of Thieme Consulting, Inc. is 845 third Ave., 14th Floor, New York, New York 10022.
(5)	The address of John Hoff is 4002 Hunt Club Court, Agoura Hills, CA 91301.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2000, the Company entered into employment agreements with Mr. Talbot and Mr.Upfold. Each Agreement had a term of five years commencing upon satisfaction of certain financial milestones. The Board of Directors determined that as of July 1, 2004 the Company had met the milestones and the employment agreements became effective. In calendar 2002 through fiscal 2004, prior to the effective date of the employment agreements, Mr. Talbot and Mr. Upfold each received or accrued $81,333 per annum as a consulting fee. The Company paid any accrued amounts during this period by the end of fiscal 2004.

In October 2001, Thieme Consulting, Inc. and its affiliates loaned the Company $250,000, which was represented by senior notes (the "Senior Notes"). The Senior Notes matured in April and May 2002 and the Senior Notes have accrued interest since such dates at a rate of 15% per annum. In connection with the Senior Notes, Thieme Consulting acquired 250,000 shares of common stock and a warrant to purchase 250,000 common stock exercisable for a three-year term at $2.00 per share. Under the terms of the Senior Notes, the Company has issued, and continues to issue, 25,000 restricted shares of its common stock per month until it has repaid the Senior Notes in full. The holder of the Senior Notes has a lien on all of the assets of the Company and retains certain priority rights over new equity capital the Company raises. In fiscal 2004 and 2003, the Company issued a total of 300,000 and 472,006, respectively, of restricted shares of its common stock to Thieme under terms of the Senior Notes and Senior Note extensions.

In December 2002, Dr. Silverman, a Director, loaned the Company $15,000 under the terms of a promissory note bearing interest at a rate of 10% per annum. The promissory note matured on May 31, 2003 and is currently in default. In connection with the note, the Company issued Dr. Silverman 15,000 restricted shares of its common stock and has issued him 15,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. The Company continues to accrue interest at the stated penalty interest rate of 15% per annum and issue common stock purchase warrants exercisable at $1.00 per share for a three-year term at the rate of 2,500 per month as a penalty under the note until it is repaid.

In October, 2003, Dr. Silverman, a Director, loaned the Company $10,000 under the terms of a promissory note bearing interest at a rate of 10% per annum. The promissory note matured on April 28, 2004 and is currently in default. In connection with the note, the Company issued Dr. Silverman 10,000 restricted shares of its common stock and has issued him 10,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. The Company continues to accrue interest at the stated penalty interest rate of 15% per annum and issue common stock purchase warrants exercisable at $1.00 per share for a three-year term at the rate of 500 per month as a penalty under the note until it is repaid.

In October 2003, Robert B. Fields, a director, loaned the Company $5,000 represented by a promissory note bearing interest at 10% per annum. The promissory note matured on April 28, 2004 and is currently in default. In connection with the loan, the Company issued Mr. Fields 5,000 restricted shares of its common stock and has issued him 5,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. The Company continues to accrue interest at the stated penalty interest rate of 15% per annum and issue common stock purchase warrants exercisable at $1.00 per share for a three-year term at the rate of 500 per month as a penalty under the note until it is repaid.

In connection with PSO’s agreement with Blue Skies LLC, an affiliate of John Hoff, a principal shareholder of the Company, the Company paid Blue Skies for its systems integration services the sums of $99,727 and $1,208,646 in fiscal 2004 and 2003, respectively. PSO wound down its relationship with Blue Skies late in fiscal 2004. Mr. Hoff also received 807,640 shares of common stock in 2002 in connection with the Plan of Reorganization between the Company and Statmon Delaware, of which he was a principal shareholder. Mr. Hoff loaned the Company $260,000 represented by a promissory note bearing interest at 10% per annum. The First Note, which was originally issued on September 8, 2000, initially matured on September 8, 2001. The First Note was extended until May 8, 2002 and for a second time until August 8, 2002. A third 180-day extension became effective on December 1, 2002 and expired on May 31, 2003. The note originally matured on September 8, 2001 and was ultimately extended to May 31, 2003 and was in default until January 2, 2004, when it was paid in full. He received 30,000 shares of common stock per month from July 31, 2002 through November 30, 2002 as a penalty under the note until it was repaid.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Description

2.1	Agreement and Plan of Reorganization (1)

3.1	Articles of Incorporation (2)

3.2	Articles of Amendment of Articles of Incorporation (3)

3.3	*Amended and Restated Bylaws of the Company

4.1	*Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc.

4.2	*Note Purchase and Shareholder Rights Agreement dated November 3, 2000 issued by Statmon Technologies, Inc. to John Hoff and other holders named therein.

4.3	*Form of Stock Certificate

4.4	*Form of Common Stock Purchase Warrant (exercisable at $5.00 per share)

4.5	*Form of Common Stock Purchase Warrant (exercisable at $2.00 per share)

4.6	*Form of Common Stock Purchase Warrant (exercisable at $1.00 per share)

10.1	Share Purchase Agreement (Sino Global Development Limited) (4)

10.2	Share Purchase Agreement (Systems & Technology Corp.) (4)

10.3	Share Purchase Agreement (Ace Capital Investment Limited) (4)

10.4	Share Purchase Agreement (Powerlink International Finance Inc.) (4)

10.5	* Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended.

10.6	*Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended.

10.7	*Agreement for Purchase & Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended.

10.8	*Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord

10.9	*Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc.

10.10	*Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited.

10.11	*Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest.

10.12	*Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest.

10.13	*Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc.

10.14	*Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc.

10.15	*Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000.

10.16	* Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000.

10.17	*Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields.

10.18	*Note Purchase and Shareholder Rights Agreement dated November 3, 2000 issued by Statmon Technologies, Inc. to John Hoff.

10.19	*Promissory Note Extension Agreement dated December 2, 2002 between Statmon Technologies Corp. and John Hoff.

10.20	*Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to March 2004.

10.21	*Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC.

14.1	* Code of Ethics

14.2	*Charter of Audit Committee

21.1	* List of Subsidiaries of the Company.

24.1	*Power of Attorney.

31.1	* Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.
(2)	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.
(3)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.
(4)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.
(5)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.

(B) REPORTS ON FORM 8-K

The Company's report on Form 8-K/A filed June 10, 2004.

On May 19, 2004, the Registrant filed a Current Report on Form 8-K/A, announcing the dismissal of Grassi & Co. CPA’s P.C. as its independent accountants, and announcing the engagement of Marcum & Kliegman LLP as its new independent accountants for the fiscal years ended March 31, 2004 and 2003 and the three month period ended March 31, 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Marcum & Kliegman, LLP our current independent auditor billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

			For the three
	For the Year Ended March 31,		months ended
	2004	2003	March 31, 2002

Audit Fees	$72,000	$72,000	$16,000
Audit Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—

Total Fees	$72,000	$72,000	$16,000

Audit Fees: Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of the Company's three annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax Fees: Consists of fees for professional services rendered by our principal accountants for tax advice.

All Other Fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrar has duly caused this report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of September 2004.

STATMON TECHNOLOGIES CORP.,
a Nevada corporation

By:	/s/ Geoffrey P. Talbot

Geoffrey P. Talbot Chairman, CEO, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ GEOFFREY P. TALBOT	Chairman, CEO, President and Chief Financial Officer	September 13, 2004

GEOFFREY P. TALBOT

/s/ PETER J. UPFOLD	CTO and Director	September 13, 2004

PETER J. UPFOLD

/s/ LEONARD SILVERMAN	Director	September 13, 2004

LEONARD SILVERMAN

/s/ ROBERT B. FIELDS	Director	September 13, 2004

ROBERT B. FIELDS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets as of March 31, 2004, 2003 and 2002	F-2

Consolidated Statements of Operations for the Years Ended March 31, 2004, and March 31, 2003 and the three months ended March 31, 2002	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended March 31, 2004, and March 31, 2003 and the three months ended March 31, 2002	F-4

Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, and March 31, 2003 and the three months ended March 31, 2002	F-5

Notes to Consolidated Financial Statements	F-6 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Statmon Technologies Corp.

We have audited the accompanying consolidated balance sheets of Statmon Technologies Corp. and Subsidiaries (the "Company") as of March 31, 2004, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2004 and 2003 and the three-months ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statmon Technologies Corp and Subsidiaries at March 31, 2004, 2003 and 2002 and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003 and for the three months ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $600,055 and $1,883,278 during the years ended March 31, 2004 and 2003, respectively, and a net loss of $355,531 during the three-months ended March 31, 2002. In addition, as of March 31, 2004, the Company had a working capital deficiency of $1,178,314. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MARCUM & KLIEGMAN LLP

New York, New York
August 27, 2004

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At March 31,
	2004	2003	2002
ASSETS
Current Assets:
Cash	$92,527	$8,442	$—
Accounts receivable	780,831	423,458	68,225
Prepaid expense and other current assets	209,781	3,988	4,468
Total Current Assets	1,083,139	435,888	72,693

Property and equipment, net	22,766	30,401	34,676

Other assets	6,465	6,465	6,465

Total Assets	$1,112,370	$472,754	$113,834

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $280,000, $481,296 and $508,733 due
to related parties as of March 31, 2004, 2003 and 2002, respectively)	$1,263,052	$693,736	$508,733
Accounts payable	443,810	469,813	125,506
Accrued expenses	77,892	416,836	26,893
Accrued compensation	186,821	226,821	226,821
Interest payable (including $87,074, $96,229 and $46,342 due
to related parties as of March 31, 2004, 2003 and 2002, respectively)	154,559	117,317	46,342
Deferred revenue	135,319	430,330	—

Total Liabilities	$2,261,453	$2,354,853	$934,295

Commitments, contingencies and other matters

Stockholders' Deficiency:
Common stock- $.01 par value; 25,000,000 shares authorized (15,000,000 at March 31, 2002); 11,717,661, 10,205,661 and 7,575,000 issued and outstanding at March 31, 2004, 2003, and 2002 respectively.	117,177	102,057	75,750
Additional paid-in capital	2,341,252	1,023,301	227,968
Accumulated deficit	(3,607,512)	(3,007,457)	(1,124,179)
Total Stockholders' Deficiency	(1,149,083)	(1,882,099)	(820,461)

Total Liabilities and Stockholders' Deficiency	$1,112,370	$472,754	$113,834

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Three
	For the Years Ended March 31,		Months Ended
	2004	2003	March 31, 2002

Revenues	$2,511,356	$2,426,831	$86,070

Cost of Sales (including $99,727 and $1,208,646 from
related parties in 2004 and 2003)	725,586	1,864,926	36,210

Gross Profit	1,785,770	561,905	49,860

Selling, General and Administrative Expenses	1,303,537	1,336,126	239,668
Cost of Settlement Agreement	—	300,000	—

Operating Income/(Loss)	482,233	(1,074,221)	(189,808)

Other (Income)/Expense:
Interest income	(264)	(2,826)	—
Interest expense	111,927	96,128	16,480
Common stock and warrants issued in association with debt	572,427	334,482	79,200
Amortization of debt discount	359,257	383,879	51,960
Amortization of deferred financing costs	38,941	—	18,083
Other income	—	(2,606)	—
Total Other Expense	1,082,288	809,057	165,723

NET LOSS	$(600,055)	$(1,883,278)	$(355,531)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.06)	$(0.21)	$(0.05)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	10,651,320	9,087,351	7,477,999

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional		Total
	Common Stock		paid-In	Accumulated	stockholder's
	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2001	7,455,000	75,750	115,768	(768,648)	(577,130)

Issuance of common stock for debt extension	120,000	—	33,000		33,000
Issuance of debt related stock warrants			79,200		79,200

Net loss	—	—	—	(355,531)	(355,531)

Balance, March 31, 2002	7,575,000	75,750	227,968	(1,124,179)	(820,461)

Acquired equity of Viable Resources, Inc.	1,441,640	14,416	(14,416)		—
Issuance of debt related penalty shares	704,021	7,041	245,059		252,100
Issuance of debt related stock warrants			115,900		115,900
Issuance of common stock for compensation	200,000	2,000	29,800		31,800
Issuance of common stock for services	50,000	500	7,450		7,950
Beneficial conversion feature for note payable			258,733		258,733
Issuance of shares and warrants related to new debt	235,000	2,350	44,417		46,767
Issuance of warrants for services			68,651		68,651
Issuance of penalty warrants			39,739		39,739

Net loss	—	—	—	(1,883,278)	(1,883,278)

Balance, March 31, 2003	10,205,661	102,057	1,023,301	(3,007,457)	(1,882,099)

Issuance of debt related penalty shares	300,000	3,000	300,500		303,500
Issuance of common stock for services	25,000	250	25,225		25,475
Issuance of shares and warrants related to new debt	1,187,000	11,870	748,775		760,645
Issuance of debt related penalty warrants			243,451		243,451

Net loss	—	—	—	(600,055)	(600,055)

Balance, March 31, 2004	11,717,661	117,177	2,341,252	(3,607,512)	(1,149,083)

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended March 31,		Three Months Ended March 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(600,055)	$(1,883,278)	$(355,531)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
Depreciation and amortization	10,237	9,775	2,095
Amortization of debt discount	359,257	383,879	51,960
Common stock and warrants issued in association with debt	572,427	334,482	79,200
Non-cash stock based compensation charge	—	95,718	—
Changes in operating assets and liabilities:
Accounts receivable	(357,373)	(355,233)	37,391
Prepaid expense and other current assets	(205,793)	481	117,585
Interest payable	37,242	70,975	16,479
Deferred revenue	(295,011)	430,330	—
Accounts payable	(26,003)	344,307	56,635
Accrued expenses	(338,945)	389,944	(2)
Accrued compensation	(40,000)	—	—
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(884,017)	(178,620)	5,812

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,602)	(5,500)	(6,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,187,000	235,000	469
Repayment of borrowings	(216,296)	(42,438)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	970,704	192,562	469

NET INCREASE IN CASH	84,085	8,442	—

CASH, BEGINNING OF PERIOD	8,442	—	—

CASH, END OF PERIOD	$92,527	$8,442	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$74,684	$25,000	$—

Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Statmon Technologies Corp. (hereafter known as "the "Company," and "we," "us" or "our") was previously known as Viable Resources Inc. ("Viable") and was incorporated in the State of Nevada on August 24, 1978 with authorized common stock of 25,000,000 shares at a par value of $0.01 per share. Between 1978 and 1992, Viable was engaged in the mining business. On February 29, 1984, Viable filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Act in the United States Bankruptcy Court in the District of Wyoming (the "Viable Resources Bankruptcy"). On July 13, 1988, the Bankruptcy Court issued the final decree closing the case of Viable Resources, Inc. (No. 84-00138-B), pursuant to Rule 3022 under the U.S. Bankruptcy Act. During 1992, Viable ceased operations and it remained inactive until June 2002 when it acquired all of the issued and outstanding common stock of Statmon Technologies Corp., a privately held Delaware corporation incorporated in June 2000 ("Statmon Delaware"). As a result, Statmon Delaware became a wholly-owned subsidiary of the Company and the principal shareholders of Statmon Delaware became the controlling shareholders of the Company. All pre-existing debt incurred or identified after the Viable Resources Bankruptcy had been extinguished by the statute of limitations or was previously settled before the transaction with Statmon Delaware.

Prior to the transaction with Statmon Delaware, the Viable Board of Directors, and a majority of its stockholders as of May 22, 2002, approved the Agreement and Plan of Reorganization (the "Plan of Reorganization") between the Company and Statmon Delaware. The Company's issued and outstanding common stock was reverse split on a one for sixteen basis on June 12, 2002, the effective date of the transaction. Under the Plan of Reorganization the Company changed its name to "Statmon Technologies Corp." and exchanged 7,575,000 shares of its common stock (on a post reverse split basis) for all of the issued and outstanding common stock of Statmon Delaware.

In connection with the Plan of Reorganization, the Company also issued warrants to purchase 250,000 common stock (post reverse split) at $5.00 per share for a period of five years to the members of the Viable Board of directors, all of whom resigned upon the appointment of the present members of the Board of Directors on June 13, 2002.

The transaction has been accounted for as a reverse merger in which Statmon Delaware is considered to be the acquirer of Statmon Technologies Corp. Accordingly, the reverse merger was accounted for as a recapitalization in which (i) the assets and liabilities of Statmon Delaware and Viable were combined on the basis of their historical book values, (ii) the common stock and additional paid in capital of Viable were retroactively restated to give effect to the exchange of Statmon Delaware common stock for Viable common stock, and (iii) the retained earnings balance of Viable at the date of the merger was converted into additional paid-in capital.

In addition, the financial statements presented for all periods prior to the recapitalization are those of Statmon Delaware.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $3,608,000 since its inception. Additionally, the Company had net working capital deficiencies of approximately $1,178,000, $1,919,000 and $862,000 at March 31, 2004, March 31, 2003 and March 31, 2002, respectively, and negative cash flows from operations for the year ended March 31, 2004 of approximately $884,000. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

The Company plans to raise equity through a private offering in late 2004 to repay short-term debt, fund new market opportunities and provide working capital for its operations and growth. There can be no assurance that it will be able to raise the capital it requires or at all or that it will be able to raise the capital in terms acceptable to it.

There can be no assurances that the Company will be successful in obtaining the aforementioned financing or refinancing and or extension of its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Consolidation -The consolidated financial statements include the accounts of the Company's 51% owned subsidiary, Statmon-eBI Solutions, LLC. On February 15, 2004, the Company acquired the remaining 49% of the subsidiary. All inter-company accounts and transactions have been eliminated.

b.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over five years, which is the estimated useful life of the assets.

d.	Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $232,000 in fiscal 2004, $209,000 in fiscal 2003 and $40,000 for the three months ended March 31, 2002.

e.	Net Loss Per Share - Basic loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. In the event that the Company reports net income in the future periods, warrants could have a dilutive effect on future per share calculations in those periods.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

f.	Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

g.	Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company’s notes payable approximate fair value based on the prevailing market interest rates.

h.	Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2004, the Company does not believe that any impairment has occurred.

i.	Revenue Recognition - Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4"). SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions, entered into during the year ended December 31, 2000.

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

Deferred revenue represents revenue billed and collected for products and or/services but not yet shipped

j.	Stock-Based Compensation - As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as no options are outstanding.

For the years ended March 31, 2004 and March 31, 2003 and for the three months ended March 31, 2002, the Company has not issued any options to its employees.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

k.	Shipping and Handling - Shipping and handling costs incurred are either billed to the customer and included as part of cost of sales or expensed as cost of sales as incurred.

l.	Amortization of Debt Discount- Debt discount is amortized on the straight-line basis over the life of the related notes

m.	Recent Accounting Pronouncements

i.	In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

ii.	Effective July 1, 2003, the Company had adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer's right of return for the delivered item. Adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

iii.	In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	At March 31,
	2004	2003	2002

Computer Equipment	$33,494	$30,892	$30,134
Software	11,608	11,608	9,464
Office Equipment	8,033	8,033	5,435
	53,135	50,533	45,033

Less: accumulated depreciation	30,369	20,132	10,357

	$22,766	$30,401	$34,676

For the years ended March 31, 2004 and 2003, depreciation expense was $10,237 and $9,775, respectively. For the three months ended March 31, 2002, depreciation expense was $2,095.

4.	RELATED PARTY TRANSACTIONS

In connection with an agreement in June 2001 with Blue Skies LLC, an affiliate of John Hoff, a principal shareholder of the Company, the Company paid Blue Skies for its systems integration services $99,727 and $1,208,646 during the years ended March 31, 2004 and 2003, respectively.

Additionally in September 2000, Mr. Hoff loaned the Company $260,000 represented by a promissory note bearing interest at 10% per annum
(see Note 5a).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NOTES PAYABLE

Notes payable - consists of the following:

			2004	2003	2002

Notes Payable - John Hoff - related party	[a	]	$—	$216,296	$258,733
Notes Payable - Thieme Consulting, Inc. - related party
	[b	]	250,000	250,000	250,000
Notes Payable - various (including $30,000 and
$15,000 from related parties as of March 31,
2004 and 2003, respectively)	[c	]	1,422,000	235,000	—

			1,672,000	701,296	508,733

Less: Debt discount			(408,948)	(7,560)	—

Note Payable, net of debt discount			$1,263,052	$693,736	$508,733

[a] One note holder (the "First Note Holder") had a secured Promissory Note from the Company for $260,000, plus, accrued interest, which accrued at 10% per annum until September 8, 2001 and then accrued at a penalty interest rate of 15% per annum, plus, 30,000 shares of the Company’s common stock per month until November 30, 2002. (the "First Note"). The First Note was originally issued on September 8, 2000 and matured on September 8, 2001. The First Note was extended until May 8, 2002 and for a second time until August 8, 2002. A third 180-day extension became effective on December 1, 2002 and expired on May 31, 2003. Between January and May 2003 the Company made reductions towards principal and interest totaling $79,977. On June 30, 2003 $242,867 was paid in cash to the First Note Holder leaving an outstanding balance of $6,620. On July 28, 2003 the First Note holder made further advances to the Company totaling $51,763 thereby increasing the balance to $58,620 which was paid in full on January 2, 2004 including interest of $3,953.The note holder received 207,015 and 120,000 penalty shares during the year ended March 31, 2003 and the three months ended March 31, 2002, respectively. The penalty shares were valued at $92,909 and $33,000 during the year ended March 31, 2003 and the three months ended March 31, 2002, respectively

[b] In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the "Senior Notes") for a total of $250,000, accruing interest at 10% per annum. In connection with the Senior Notes, Thieme Consulting, Inc. acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock exercisable for a three-year term at $2.00 per share. The three Senior Notes initial terms expired on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. Pursuant to the loan agreements penalty provisions the Company has issued and continues to issue 25,000 shares of Common stock per month until full repayment of the Senior Notes. The Company’s obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company, plus, certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NOTES PAYABLE, Continued

[b] On February 7, 2003 the Company entered into a promissory Note Extension Agreement with the holder of the Senior Notes. Pursuant to that agreement the Company extended the Senior Notes until June 30, 2003 and is currently in default. The extension consideration was 200,000 shares of common stock which was valued at $36,385, with the 15% penalty interest rate continuing to accrue, plus, the Company will continue to issue the holders of the Senior Notes 25,000 shares per month or pro rata until repayment in full of all principal and interest. The note holder received 300,000 and 472,006 penalty shares during the years ended March 31, 2004 and March 31, 2003. The penalty shares were valued at $303,500 and $159,191 for the years ended March 31, 2004 and March 31, 2003, respectively.

[c] Between April 5, 2002 and March 31, 2004 the Company issued Units, consisting of a 180 day promissory note bearing interest at 10% per annum, a share of the Company’s common stock and three-year warrants to purchase shares at an exercise price of $1.00 per share to approximately 60 investors for a total amount of $1,422,000. These notes have initial term maturity dates between October 5, 2002 and September 30, 2004. At March 31, 2004, $385,000 of these notes were expired. At June 30, 2004, $850,000 principal amount of these notes had matured. Upon default, the notes accrued interest at 15% per annum and provide for the issuance of monthly warrants (the number of warrants calculated at 10% of the face value of the Note) as a penalty until the repayment of the notes in full. The warrants are exercisable at $1.00 per share for three-year terms from their dates of issuance. As of July 31, 2004, the Company has paid $95,000 of principal plus interest of $15,920 on the notes. On August 27, 2004, the Company issued Units consisting of a $250,000 promissory note bearing interest at 10% per annum, due 180 days from issuance, 250,000 shares of the Company’s common stock and a three-year warrant exercisable to purchase 250,000 shares of common stock exercisable at $1.00 per share, to an investor.

During the year ended March 31, 2004 the Company paid $101,700 of commissions, pursuant to a placement agreement with a registered broker dealer, in relation to the sale of $1,017,000 of the Units included in Note 5(c) above.  Additionally, the registered broker dealer has the right to acquire 101,700 warrants to purchase shares of common stock at an exercise price of $1.00 per share, exercisable after one year from the date of issuance and expiring in 5 years from the date of issuance.

6.	EQUITY TRANSACTIONS

[a] Common Stock

During the three months ended March 31, 2002, Statmon Delaware issued 120,000 shares of common stock related to the extension of outstanding debt.

During the year ended March 31, 2003, the Company issued 704,021 shares of common stock to various parties as penalty shares associated with notes that are in default, an aggregate of 50,000 shares of common stock to five trade creditors for extension of payment terms and 200,000 shares of common stock to two directors as compensation for services Additionally, in June of 2002, the Company provided a conversion feature in a note extension to one of the Company’s note holders. The conversion provided for a 50% discount from fair market value for conversion of the balance of the note. The Company recognized an expense over the term of the note of $258,733 related to this beneficial conversion feature. The Company has subsequently repaid this note in full.

During the year ended March 31, 2003, the Company issued 235,000 shares of common stock to note holders related to new debt in the period (see note 5c).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	EQUITY TRANSACTIONS, continued

During the year ended March 31, 2004, the Company issued 300,000 shares of common stock to various parties as penalty shares associated with unpaid debt and 25,000 shares of common stock to a trade creditor for extension of payment terms. Additionally, the Company issued 1,187,000 shares of common stock to note holders related to new debt in the period.

[b] Warrants

The following table illustrates the Company’s warrant issuances and balances outstanding through March 31, 2004. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

		Weighted Average
	Shares	Exercise Price	Exercisable

Warrants outstanding at December 31, 2001	420,000	$1.65
Granted	120,000	1.00
Canceled	—	—
Exercised	—	—
Warrants outstanding at March 31, 2002	540,000	1.51	540,000
Granted	974,256	2.12
Canceled	—	—
Exercised	—	—
Warrants outstanding at March 31, 2003	1,514,256	1.84	1,514,256
Granted	1,417,850	1.00
Canceled	(50,000)	1.00
Exercised	—	—
Warrants outstanding and exercisable at March 31, 2004	2,882,106	$1.43	2,882,106

The following is additional information with respect to the Company’s warrants as of March 31, 2004.
		Weighted Average	Weighted
	Number	Remaining Years of	Average	Number
Range of Exercise	Outstanding	Contractual Life	Exercise Price	Exercisable
$ 0.00 - 1.00	2,357,106	2.6	$ 1.00	2,357,106
$ 1.01 - 2.00	275,000	2.59	2.00	275,000
$ 2.01 - 5.00	250,000	3.13	5.00	250,000
$ 0.00 - 5.00	2,882,106	2.63	$ 1.43	2,882,106

Net Loss Per Share

The above-mentioned warrants could potentially dilute basic earnings per share ("EPS"), in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

As of March 31, 2004, 2003 and 2002, the Company has net operating loss carry forwards of approximately $7,608,000, $7,940,000 and $6,775,000, respectively for Federal and State tax purposes expiring between 2006 and 2024. These losses are subject to IRS and applicable State Regulations and may be subject to significant limitations. The resulting deferred tax asset of approximately $3,000,000, $3,175,000 and $2,709,000 as of March 31, 2004, 2003 and 2002, respectively has been offset by a corresponding valuation allowance.

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

8.	COMMITMENTS AND CONTINGENCIES

a.	Leases - The Company leases its office facilities and equipment under non-cancelable lease arrangements. Rent expense was $86,683 and $73,892 for the years ended March 31, 2004 and 2003, respectively, and $11,089 for the three months ended March 31, 2002. Future minimum lease payments under noncancellable operating leases include (for the fiscal year ended March 31,):

2005	$81,017
2006	11,782
2007	2,073
$94,872

b.	Legal Proceedings

On February 25, 2003 the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates including "SDS LLC" (the "Plaintiffs") pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over unpaid commissions and the release of common stock issued to them. On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company’s assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs’ claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs and on January 30, 2004, the Company made a cash deposit into a bank account for $144,275, which was attached by the Plaintiffs.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES, continued

Effective June 14, 2004, the parties settled the lawsuit. Under terms of the settlement the Company paid $164,275 in cash, including $144,275 from the release of the attached funds, and the Plaintiffs assigned 1,120,000 shares of common stock issued to them back to the Company for cancellation, effective on the 91st day from the date of the settlement agreement, provided the Company was not in bankruptcy at that point. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and will issue 373,396 restricted and unregistered shares of its common stock pursuant to Rule 144 of the Securities and Exchange Act of 1933, to its legal counsel in connection with the settlement.

The Company was subject to several other legal proceedings and claims arising in the ordinary course of business in fiscal 2004. It has resolved all these matters in a manner that did not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company was subject to several other legal proceedings and claims arising in the ordinary course of business in fiscal 2004. It has resolved all of these matters in a manner that did not have a material adverse effect on its financial condition, results of operations or cash flows.

c.	Employment Agreements

On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The employment agreements have a five-year term through June 30, 2009. During the period from January 1, 2002 to June 30, 2004, Geoffrey Talbot and Peter Upfold each received compensation of $81,333 per year until the employment agreements became effective. Conditions in certain of the loan agreements prohibited Mr. Talbot and Mr. Upfold from receiving more than $6,778 per month during such period. The compensation paid to Mr. Talbot and Mr. Upfold during the period prior to the commencement dates of their employment agreements was recorded as consulting fees.

Effective July 1, 2004, the above agreements were amended. In year two of the employment agreements the salaries will adjust to $200,000 per annum. For years three, four and five of the employment agreements, annual salary increases, performance and incentive bonuses including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years Form 10K or June 30 whichever event occurs first.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES, continued

d.	Major Customers

The Company sold a substantial portion of its product and services to two customers during the year ended March 31, 2004. Sales to these customers were approximately $1,506,000 (60%) and $426,000 (17%). The accounts receivable balance for these customers at March 31, 2004 was $749,606. All amounts have been collected subsequent to March 31, 2004. During the year ended March 31, 2003, the Company sold a substantial portion of its product and services to three customers. Sales to these customers were approximately $801,000 (33%), $364,000 (15%) and $364,000 (15%). The accounts receivable balance for these customers at March 31, 2003 was $27,753. All amounts have been collected subsequent to March 31, 2003. During the three months ended March 31, 2002, the Company sold its product to two customers. Sales to these customers were $48,500 (56%) and $37,570 (44%). All amounts have been collected subsequent to March 31, 2002.

e.	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At March 31, 2004, 2003 and 2002, uninsured cash balances did not exist. The Company believes it is not exposed to any significant credit risk for cash.

9.	SETTLEMENT AGREEMENT

In January of 2003, the Company entered into a work-out settlement agreement with the Company’s sales staff. The settlement amount of $300,000, recorded in the period ended March 31, 2003, represented a negotiated figure between the parties for the dissolving of the outsourced sales department in anticipation of the Original Equipment Manufacturer ("OEM") Agreement with Harris Broadcast Communications. As of March 31, 2004, all amounts related to this settlement have been paid.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	UNAUDITED COMPARATIVE FINANCIAL STATEMENT INFORMATION

Effective, June 12, 2002, Statmon Delaware changed its fiscal year-end from December 31 to March 31 for consolidation with the Company whose fiscal year-end has been and will continue to be March 31. The accompanying consolidated financial statements include the presentation of the transition period beginning January 1, 2002 and ending March 31, 2002.

The following table provides comparative unaudited financial information for the year ended March 31, 2002 and the three months ended March 31, 2001:

		For the Three
	For the Year Ended	Months Ended
	March 31, 2002	March 31, 2001

Revenues	$357,713	$17,092

Cost of Sales	142,440	12,563

Gross Profit	215,273	4,529

Selling, General and Administrative Expenses	694,559	123,068

Operating Loss	(479,286)	(118,539)

Other (Income)/Expense
Interest income	(1,246)	—
Interest expense	42,484	6,469
Common stock and warrants issued in association with debt	79,200	—
Amortization of debt discount	51,960	—
Amortization of financing costs	18,083	—
Other expense	4,701	—
	195,182	6,469

NET LOSS	$(674,468)	$(125,008)

NET LOSS PER COMMON SHARE - Basic and Diluted	(0.09)	(0.02)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	7,196,336	7,000,000

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	UNAUDITED QUARTERLY RESULTS - FISCAL 2004 AND 2003

	Fiscal Year 2004

	Quarter Ended
	March 31,2004	December 31,2003	September 30,2003	June 30,2003

Net Sales	$533,838	$589,935	$684,598	$702,985
Gross Profit	389,038	417,385	527,614	451,733
Selling, General and Administrative Expenses	260,044	335,477	358,330	349,687
Operating Income	128,994	81,908	169,284	102,046
Other Expense	440,879	231,447	198,467	211,493
Net Loss	(311,885)	(149,539)	(29,183)	(109,447)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	11,190,166	10,619,411	10,406,259	10,274,232

	Fiscal Year 2003

	Quarter Ended
	March 31,2003	December 31,2002	September 30,2002	June 30,2002

Net Sales	$508,209	$942,312	$708,562	$267,748
Gross Profit	47,011	230,492	210,809	73,593
Selling, General and Administrative Expenses	319,205	385,758	348,394	282,767
Settlement Agreement	300,000	—	—	—
Operating Loss	(572,195)	(155,266)	(137,585)	(209,174)
Other Expense	167,838	76,560	264,138	300,523
Net Loss	(740,032)	(231,826)	(401,723)	(509,697)

Net Loss Per Common Share - Basic and Diluted	$(0.07)	$(0.02)	$(0.04)	$(0.07)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	10,024,828	9,459,411	9,293,813	7,831,292

