Form 10QSB
period 2004-06-30
STATMON TECHNOLOGIES CORP
filed 2004-09-24
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 000-09751

STATMON TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	83-0242652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Maple Drive, Suite 120, Beverly Hills, CA 90210
(Address of principal executive offices)
Registrant’s phone number, including area code (310) 288-4580
Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2004
Common Stock, $.01 par value	12,112,661

Transitional Small Business Disclosure Format (Check one):  YES ☐  NO ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
June 30, 2004

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2004
ASSETS
Current Assets:
Cash	$391,106
Accounts receivable	140,079
Inventories	28,675
Prepaid expense and other current assets	17,809
Total Current Assets	577,669

Property and Equipment, net of accumulated depreciation of $33,026	20,109

Other assets	6,465

Total Assets	$604,243

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $280,000 due to related parties)	$1,545,688
Accounts payable	223,904
Accrued expenses	33,203
Accrued compensation	71,692
Interest payable (including $97,472 due to related parties)	204,579

Total Current Liabilities	2,079,066

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $.01 par value, 25,000,000 shares authorized, 11,812,661 issued and outstanding	118,127
Additional paid-in capital	2,534,338
Accumulated deficit	(4,127,288)

Total Stockholders' Deficiency	(1,474,823)

Total Liabilities and Stockholders' Deficiency	$604,243

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2004	2003

Revenues	$626,250	$702,985

Cost of Sales (including $0 and $99,727 to related parties in 2004 and 2003, respectively)	125,560	251,252

Gross Profit	500,690	451,733

Selling, General and Administrative Expenses	412,439	349,687
Cost of Settlement Agreement	18,650	—

Operating Income	69,601	102,046

Other (Income)/Expense:
Interest income	(115)	—
Interest expense	50,447	24,848
Common stock and warrants issued in association with debt	181,979	169,415
Amortization of debt discount	309,693	17,230
Amortization of deferred financing costs	47,373	—
Total Other Expense	589,377	211,493

NET LOSS	$(519,776)	$(109,447)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and Diluted	11,759,749	10,274,232

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(519,776)	$(109,447)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,657	2,527
Common stock and warrants issued in association with debt	181,979	169,415
Amortization of debt discount	309,693	17,230
Changes in operating assets and liabilities:
Accounts receivable	640,752	273,211
Inventories	(28,675)	—
Prepaid expense and other current assets	191,972	(28,156)
Interest payable	50,020	(45,883)
Deferred revenue	(135,319)	9,716
Accounts payable	(219,906)	176,824
Accrued expenses	(44,689)	(297,839)
Accrued compensation	(115,129)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	313,579	167,598

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	20,000	60,000
Repayment of borrowings	(35,000)	(209,675)
NET CASH USED IN FINANCING ACTIVITIES	(15,000)	(149,675)

NET INCREASE IN CASH	298,579	17,923

CASH, BEGINNING OF PERIOD	92,527	8,442

CASH, END OF PERIOD	$391,106	$26,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$12,611	$70,731

Income Taxes	$-	$—

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANGEMENT PLANS

Company Overview

Statmon Technologies Corp. (hereafter known as “Statmon,” the “Company,” and “we,” “us” or “our”) develops, markets and licenses remote control and monitoring application software and hardware interface products. Our proprietary software products include the “Axess,” “ReCon” and “Neuro” applications which interface with our “EIF,” “UIF” and “UVM” hardware products. Our customers use our products to automate and optimize their systems and operations at the device level where automatic control and response is required in real time. We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto, included in the Annual Report on Form 10-KSB for year ended March 31, 2004.

These results for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $4,127,000 since its inception. Additionally, the Company had a net working capital deficiency of approximately $1,501,000 at June 30, 2004. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management Plans

The Company expects that the growth and expansion of operations will require capital infusions to repay short-term debt and fund the Company’s working capital needs. The Company is seeking to raise sufficient capital through a private placement of its equity or longer-term debt securities in late 2004.

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

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Consolidation - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Statmon-eBI Solutions, LLC. Through February 15, 2004, the Company owned 51% of such subsidiary. All inter-company accounts and transactions have been eliminated.

b.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $67,000 and $60,000 for the three months ended June 30, 2004 and 2003, respectively.

d.	Inventories - Inventories consist of purchased parts, components and supplies, and are stated at the lower of cost or market.

e.	Net Loss Per Share - Basic loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. In the event that the Company reports net income in the future periods, warrants could have a dilutive effect on future per share calculations in those periods.

f.	Stock-Based Compensation - As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as no options are outstanding.For the three months ended June 30, 2004 and 2003, the Company did not issue any stock-based compensation to its employees.

g.	Revenue Recognition - Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4"). SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions, entered into during the year ended December 31, 2000.Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the fees are fixed and determinable, collectibility is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements. The Company's software license agreement entitles the licensee limited rights for upgrades and enhancements for the version they have licensed.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	NOTES PAYABLE

Notes payable - current consists of the following:

Notes Payable - Thieme Consulting, Inc. -
related party	[a	]	$250,000
Notes Payable - various (including $30,000 from
related parties)	[b	]	1,407,000

			1,657,000

Less: Debt discount			(111,312)

Notes Payable, net of debt discount			$1,545,688

[a] In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the “Senior Notes”) for a total of $250,000, accruing interest at 10% per annum. The three Senior Notes initial terms expired on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. At June 30, 2004, $93,452 of interest had accrued on the Senior Notes. Pursuant to the loan agreements penalty provisions the Company has issued and continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The Company’s obligations under the Senior Notes are secured by a lien on the assets of the Company, plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

On February 7, 2003, the Company entered into a Promissory Note Extension Agreement with the holder of the Senior Notes. Pursuant to that agreement the Company extended the Second Notes until June 30, 2003 and is currently in default. The extension consideration was 200,000 shares of common stock, with the 15% penalty interest rate continuing to accrue, plus, the Company will continue to issue the holders of the Senior Notes 25,000 shares per month or pro rata until repayment in full of all principal and interest.

[b] Between April 5, 2002 and June 30, 2004, the Company issued Units, consisting of (i) $1,442,000 principal amount of promissory notes bearing interest at 10% per annum and due 180 days from the date of issuance; (ii) 1,442,000 shares of the Company’s common stock; and (iii) three-year warrants to purchase 1,442,000 shares of common stock, exercisable at $1.00 per share, to approximately 60 investors. These notes had or have maturity dates between October 5, 2002 and September 30, 2004. The notes bear default interest at 15% per annum and an additional three-year common stock purchase warrant exercisable at $1.00 per share, allocated on a monthly basis, at approximately 10% of the face value of the note per month, until the repayment of the notes and accrued interest. As of June 30, 2004, three notes for a principal total of $35,000 have been repaid plus total interest payments of $12,611. Additionally, as of June 30, 2004, notes in the amount of $850,000 are in default. Accrued interest on these notes is $92,361 as of June 30, 2004.

4.	RELATED PARTY TRANSACTIONS

In connection with an agreement, in June 2001, with Blue Skies, LLC, an affiliate of John Hoff, a principal shareholder of the Company, the Company paid Blue Skies, LLC for its system integration services $0 and $99,727 for the three months ended June 30, 2004 and 2003, respectively.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	EQUITY TRANSACTIONS

[a] Common Stock

During the three months ended June 30, 2004, the Company issued 75,000 shares of common stock valued at $95,825 associated with notes that are in default. Additionally, the Company issued 20,000 shares of common stock valued at $6,029 related to new debt in the period.

[b] Stock Options and Warrants

During the three months ended June 30, 2004, the Company granted 104,449 warrants to note holders, 20,000 warrants valued at $6,029 related to new debt in the period and 84,449 penalty warrants valued at $86,054 related to expired debt.  The weighted average exercise price of the grants during the quarter was $1.00. The vesting period on these warrants is immediate and the lives are for three years from the date of issuance.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (“EPS”) in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 2,986,555 and 1,592,306 shares of common stock as of June 30, 2004 and 2003, respectively.

6.	COMMITMENTS AND CONTINGENCIES

a.	Major Customers

During the three months ended June 30, 2004, two customers comprised 70% and 25% of the Company’s sales. The accounts receivable balance for these customers at June 30, 2004 was $1,226 and $118,740, respectively. During the three months ended June 30, 2003, two customers comprised 61% and 14% of the Company’s sales.

b.	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for cash.

c.	Legal Proceedings

On February 25, 2003 the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates, including “SDS LLC” (the “Plaintiffs”), pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over unpaid commissions and the release of common stock issued to them. On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company’s assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs’ claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs and on January 30, 2004, the Company made a cash deposit into a bank account for $144,275, which was attached by the Plaintiffs.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES, continued

c.    Legal Proceedings, continued

Effective June 14, 2004, the parties settled the lawsuit. Under the settlement the Company paid $164,275 in cash of which $18,650 was expensed during the period ended June 30, 2004, including $144,275 from the release of the attached funds, and the Plaintiffs assigned 1,120,000 shares of common stock issued to them back to the Company for cancellation, effective on the 91st day from the date of the settlement agreement, provided the Company was not in bankruptcy at that point. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and will issue 373,396 restricted and unregistered shares of its common stock pursuant to rule 144 of the Securities and Exchange Act of 1933, to its legal counsel in connection with the settlement.

7.	SUBSEQUENT EVENTS

On August 27, 2004, the Company sold Units composed of (i) $250,000 principal amount of promissory notes bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 250,000 shares of common stock and (iii) warrants to purchase 250,000 shares of common stock exercisable at a price of $1.00 per share for a term of three years.

As of September 8, 2004, the Company has repaid a total of $160,000 of the $1,657,000 balance of the Notes payable outstanding at June 30, 2004. Additionally, as of September 8, 2004, $1,160,000 of the outstanding Notes payable are in default.

As of September 8, 2004, the Company issued 50,000 additional shares of common stock associated with notes that are in default.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contributed to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors have expressed a going concern opinion; (iv) our dependence on Harris Corporation (“Harris”) for a substantial portion of our revenues; (v) our need for additional capital and the uncertainty of obtaining it; (vi) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) the future growth and sustainability of our early stage products; (xxii) obsolescence of our technologies; (xxiii) our ability to attract customers who will embrace our new products and technologies; (xxiv) our stock price is likely to be highly volatile; (xxv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; and (xxvi) control by certain stockholders. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

Statmon Technologies Corp. develops, markets and licenses remote control and monitoring application software and hardware interface products. Our proprietary software products include the “Axess”, “ReCon” and “Neuro” applications which interface with our “EIF”, “UIF” and “UVM” hardware products. Our customers use our products to automate and optimize their systems and operations at the device level where automatic control and response is required in real time. We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”).

To pursue systems integration and new vertical market opportunities for our products, in June 2001 we established “Statmon Professional Services Organization”, d/b/a “Statmon PSO”, in conjunction with Blue Skies LLC, (“Blue Skies”) an integration consulting firm controlled by Mr. John Hoff, a principal shareholder. Blue Skies introduced “eBI Solutions LLC” to the Company and in June 2002 we formed “SeBI” to replace the Statmon PSO activities and pursue specialized enterprise systems integration business and new vertical market opportunities.

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

For the Quarter Ended June 30, 2004 and 2003

Results From Operations

Revenues - Revenues were $626,250 and $702,985 for the quarters ended June 30, 2004 and 2003, respectively.  Revenues consisted of $455,482 of product revenues and $170,768 of integration services revenues for the three months ended June 30, 2004. Revenues consisted of $448,880 of product revenues and $254,105 of integration services revenues for the three months ended June 30, 2003.  The decrease in revenue is due to lower integration services revenues from Statmon PSO, which contributed approximately $100,000 of additional integration services revenue to the quarter ended June 30, 2003 and zero to the current quarter.

Cost of Sales - Cost of sales were $125,560 and $251,251 for the quarters ended June 30, 2004 and 2003, respectively. Cost of Sales consisted of $50,737 related to product revenues and $74,823 related to integration services revenues for the three months ended June 30, 2004. Cost of Sales consisted of $95,809 related to product revenues and $155,442 related to integration services revenues for the three months ended June 30, 2003.  Gross profit percentage increased to 80% in the three months ended June 30, 2004 compared to 64% in the comparable prior year period. The decrease in cost of sales is attributable to the reduced activity of Statmon PSO and a change in the hardware/software product mix related to product revenues. Sales of the Company’s hardware products have a lower profit margin than sales of the Company’s software products.

Research and Development - Research and development expenses were $67,000 and $60,000 for the quarters ended June 30, 2004 and 2003, respectively.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $412,439 and $349,687 for the quarters ended June 30, 2004 and 2003, respectively, an increase of approximately $63,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in audit expense during the June 30, 2004 period due to our recent audit of the years ended March 31, 2004 and 2003 and the three months ended March 31, 2002.

Cost of Settlement Agreement - During the three months ended June 30, 2004, the Company settled litigation that required an additional payment of $20,000, over and above amounts previously paid in fiscal 2004, related to the litigation. The additional $18,650 relates to amounts not previously accrued for the settlement. As of June 30, 2004, all amounts related to this litigation have been paid.

Other (Income)/Expense - Other (Income)/Expense was $589,377 and $211,493 for the quarters ended June 30, 2004 and 2003, respectively. The increase of approximately $379,000 can be attributed to an increase in interest expense of approximately $25,000 related to increased borrowings in the period, an increase in amortization of debt discount of approximately $292,000 related to a substantial amount of new debt issued at the end of the March 31, 2004 period, and an increase in amortization of deferred financing costs related to that same new debt.

Net Loss - As a result of the above, for the three months ended June 30, 2004 the Company recorded a net loss of $519,776, compared to a net loss of $109,446 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the three months ended June 30, 2004, the Company issued a Unit consisting of (i) a $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of the Company’s common stock and (iii) a three-year warrant to purchase 20,000 shares of common stock, exercisable at $1.00 per share. During the previous quarter, the Company issued Units consisting of (i) $672,000 principal amount of promissory notes bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 672,000 shares of the Company’s common stock and (iii) a three-year warrant to purchase 672,000 shares of common stock, exercisable at $1.00 per share.

Net cash (used in)/provided by operating activities was $313,579 and $167,598 in the quarter ended June 30, 2004 and 2003, respectively.  The increase of $146,000 in cash provided by operating activities was primarily due to increased collections in the period related to higher sales to Harris Broadcast Corporation offset by the reduction of current liabilities in the period.

Cash used in financing activities was $15,000 and $149,675 in the quarters ended June 30, 2004 and 2003, respectively.  The Company repaid a large portion of a previously outstanding promissory note in the prior year quarter offset by additional short-term borrowings of $60,000.

As of June 30, 2004, the Company had a working capital deficiency of approximately $1,501,000, including notes payable and accrued interest totaling approximately $1,750,000, net of applicable debt discount. The Company has no long-term debt.

The Company has incurred net losses of approximately $4,127,000 since its inception. Additionally, the Company had net working capital deficiencies of approximately $1,178,000, $1,919,000 and $862,000 at March 31, 2004, March 31, 2003 and March 31, 2002, respectively, and negative cash flows from operations for the year ended March 31, 2004 of approximately $884,000. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors, included with our annual report on form 10-KSB for the year ended March 31, 2004, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue our operations beyond December 2004, the Company will need to attain its revenue and profit margin goals, repay or obtain extensions on its existing debt and raise additional working capital through a private placement of equity or longer-term debt in late 2004. The Company intends to use the proceeds of such offering to repay short-term debt, fund new market verticals and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding common stock.

There can be no assurance that the Company will be able to raise the capital it requires in this time frame or at all or that it will be able to raise the capital in terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. Management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

Except as provided above, the Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in its capital resources.

Inflation and Seasonality

Inflation has not been material to the Company during the past five years. The Company’s business is not seasonal in nature.

ITEM 3 - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

On February 25, 2003 the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates, including “SDS LLC” (the “Plaintiffs”), pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over unpaid commissions and the release of common stock issued to them. On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company’s assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs’ claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs and on January 30, 2004, the Company made a cash deposit into a bank account for $144,275, which was attached by the Plaintiffs.

Effective June 14, 2004, the parties settled the lawsuit. Under the settlement the Company paid $164,275 in cash, including $144,275 from the release of the attached funds, and the Plaintiffs assigned 1,120,000 shares of common stock issued to them back to the Company for cancellation, effective on the 91 st day from the date of the settlement agreement, provided the Company was not in bankruptcy at that point. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and will issue 373,396 restricted and unregistered shares of its common stock pursuant to rule 144 of the Securities and Exchange Act of 1933, to its legal counsel in connection with the settlement.

ITEM 2.	Changes in Securities and Use of Proceeds

During the three-months ended June 30, 2004, the Company issued a Unit consisting of (i) a $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance; (ii) 20,000 shares of the Company’s common stock; and (iii) a three-year warrant to purchase 20,000 shares of common stock, exercisable at $1.00 per share.

ITEM 3.	Defaults Upon Senior Securities

The Company continues to be in default on $250,000 of Senior Notes during the three months ended June 30, 2004. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2004 is $93,452.

The Company also continues to be in default on a $50,000 principal amount promissory note issued in May 2002 and a $50,000 promissory note issued in September 2003. The Notes continue to accrue interest at 15% per annum and 2,500 penalty warrants per month have begun to accrue on the first note since January 10, 2003 and 2,500 penalty warrants per month have begun to accrue on the second note since April 19, 2004. The accrued interest on these Notes at June 30, 2004 is $18,630.

In addition, at June 30, 2004, $850,000 principal amount of the $1,407,000 principal amount of promissory notes are in default and $92,361 of interest had accrued on these outstanding notes as of such date.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2 Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2 Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b)
The Company filed the following Forms 8-K during the quarterly period ending June 30, 2004 and each Form 8-K are hereby incorporated herein by reference:

(i) Form 8-K filed May 27, 2004 – Change in Certifying Accountant

(ii) Form 8-K/A filed June 10, 2004 – Change in Certifying Accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2004	By:	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

