Form 10QSB
period 2004-09-30
STATMON TECHNOLOGIES CORP
filed 2004-11-15
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                          Commission File No. 000-09751

                           STATMON TECHNOLOGIES CORP.

        (Exact name of small business issuer as specified in its charter)


           NEVADA                                               83-0242652
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        345 NORTH MAPLE DRIVE, SUITE 120,
                        BEVERLY HILLS, CA 90210 (Address
                         of principal executive offices)
                 Registrant's phone number, including area code
              (310) 288-4580 Former name, former address and former
                   fiscal year, if changed since last report:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                           OUTSTANDING AT OCTOBER 31, 2004

Common Stock, $.01 par value                         11,516,057


Transitional Small Business Disclosure Format (Check one):  YES [ ]    NO  [X]

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
SEPTEMBER 30, 2004

TABLE OF CONTENTS

                                                                                                    Page(s)
Part I -   Financial Information

             Item 1.  Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheet at September 30, 2004                             1
                 Condensed Consolidated Statements of Operations for the Three Months Ended             2
                   September 30, 2004 and 2003
                 Condensed Consolidated Statements of Operations for the Six Months Ended               3
                   September 30, 2004 and 2003
                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended               4
                   September 30, 2004 and 2003
                 Notes to Condensed Consolidated Financial Statements                                   5
             Item 2.  Management's Discussion and Analysis of Financial Condition                      13
                          and Results of Operations
             Item 3.  Controls and Procedures                                                          17

Part II -  Other Information

             Item 1.  Legal Proceedings                                                                18
             Item 2.  Changes in Securities and Use of Proceeds                                        18
             Item 3.  Defaults Upon Senior Securities                                                  18
Signatures                                                                                             19
Exhibits                                                                                               20

ITEM I -- FINANCIAL STATEMENTS


                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                          SEPTEMBER 30, 2004
                                                                          ------------------
                                         ASSETS
Current Assets:
              Cash                                                           $       94,395
              Accounts receivable                                                   100,523
              Inventories                                                            57,502
              Prepaid expense and other current assets                               23,785

                                                                             --------------
                          Total Current Assets                                      276,205
                                                                             --------------

Property and Equipment, net of accumulated depreciation of $35,827                   21,629

Other Assets                                                                          6,465

                                                                             --------------

                          Total Assets                                       $      304,299
                                                                             ==============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
              Notes payable (including $280,000 due to related parties)      $    1,624,754
              Accounts payable                                                      221,408
              Accrued expenses                                                       47,105
              Accrued compensation                                                   71,692
              Interest payable (including $108,058 due to related parties)          251,040
                                                                             --------------
                          Total Current Liabilities                               2,215,999
                                                                             --------------

Commitments

Stockholders' Deficiency:
              Common stock, $.01 par value, 25,000,000 shares authorized,
                 11,391,057 issued and outstanding                                  113,911
              Additional paid-in capital                                          2,862,648
              Accumulated deficit                                                (4,888,259)

                                                                             --------------
                          Total Stockholders' Deficiency                         (1,911,700)
                                                                             --------------

                          Total Liabilities and Stockholders' Deficiency     $      304,299
                                                                             ==============

            See notes to condensed consolidated financial statements.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       For the Three Months Ended September 30,
                                                       ----------------------------------------
                                                                2004              2003
                                                           --------------    --------------
Revenues                                                   $      182,570    $      684,598

Cost of Sales                                                      58,597           156,984
                                                           --------------    --------------

Gross Profit                                                      123,973           527,614

Selling, General and Administrative Expenses                      492,728           358,330
                                                           --------------    --------------

Operating (Loss)/Income                                          (368,755)          169,284
                                                           --------------    --------------

Other (Income)/Expense:
              Interest income                                        (103)             (185)
              Interest expense                                     57,349            21,111
              Common stock and warrants issued in
                association with debt                             173,380           154,505
              Amortization of debt discount                       139,780            23,036
              Amortization of deferred financing costs             21,810                --

                                                           --------------    --------------
                                     Total Other Expense          392,216           198,467
                                                           --------------    --------------

NET LOSS                                                   $     (760,971)   $      (29,183)
                                                           ==============    ==============

NET LOSS PER COMMON SHARE - Basic and Diluted              $        (0.06)   $        (0.00)
                                                           ==============    ==============

Weighted Average Number of Common Shares Outstanding -
              Basic and Diluted                                11,929,781        10,406,259
                                                           ==============    ==============


            See notes to condensed consolidated financial statements.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      For the Six Months Ended September 30,
                                                                      --------------------------------------
                                                                               2004              2003
                                                                          --------------    --------------

Revenues                                                                  $      808,820    $    1,387,583

Cost of Sales (including $0 and $99,727 to related parties in
              2004 and 2003, respectively)                                       184,157           408,236
                                                                          --------------    --------------

Gross Profit                                                                     624,663           979,347

Selling, General and Administrative Expenses                                     923,817           708,016
                                                                          --------------    --------------
Cost of Settlement Agreement                                                           0                --
                                                                          --------------    --------------

Operating (Loss)/Income                                                         (299,154)          271,331
                                                                          --------------    --------------

Other (Income)/Expense:
              Interest income                                                       (218)             (185)
              Interest expense                                                   107,796            45,960
              Common stock and warrants issued in association with debt          355,359           323,920
              Amortization of debt discount                                      449,473            40,266
              Amortization of deferred financing costs                            69,183                --
                                                                          --------------    --------------
                                             Total Other Expense                 981,593           409,961
                                                                          --------------    --------------

NET LOSS                                                                  $   (1,280,747)   $     (138,630)
                                                                          ==============    ==============

NET LOSS PER COMMON SHARE - Basic and Diluted                             $        (0.11)   $        (0.01)
                                                                          ==============    ==============

Weighted Average Number of Common Shares Outstanding -
              Basic and Diluted                                               11,845,366        10,340,606
                                                                          ==============    ==============


            See notes to condensed consolidated financial statements.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        For the Six Months Ended September 30,
                                                                        --------------------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $ (1,280,747)   $   (138,630)
      Adjustments to reconcile net loss to net cash
        (used in)/provided by operating activities:
                  Depreciation and amortization                                      5,458           5,052
                  Common stock and warrants issued in association with debt        355,359         323,920
                  Amortization of debt discount                                    449,473          40,266
                  Amortization of deferred financing costs                          69,183              --
                  Changes in operating assets and liabilities:
                              Accounts receivable                                  680,308         306,004
                              Inventories                                          (57,502)             --
                              Prepaid expense and other current assets             116,813         (17,575)
                              Interest payable                                      96,481         (24,772)
                              Deferred revenue                                    (135,319)       (417,230)
                              Accounts payable                                    (222,402)        126,696
                              Accrued expenses                                     (30,787)       (185,896)
                              Accrued compensation                                (115,129)             --
                                                                              ------------    ------------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                                (68,811)         17,835
                                                                              ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
              Purchase of property and equipment                                    (4,321)             --
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from borrowings                                             270,000         202,000
              Repayment of borrowings                                             (195,000)       (209,675)
                                                                              ------------    ------------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                                 75,000          (7,675)
                                                                              ------------    ------------

NET INCREASE IN CASH                                                                 1,868          10,160

CASH, BEGINNING OF PERIOD                                                           92,527           8,442
                                                                              ------------    ------------

CASH, END OF PERIOD                                                           $     94,395    $     18,602
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid for:
                          Interest                                            $     23,498    $     70,731
                                                                              ============    ============

                          Income Taxes                                        $         --    $         --
                                                                              ============    ============


            See notes to condensed consolidated financial statements.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

      COMPANY OVERVIEW

      Statmon Technologies Corp. develops, markets and licenses remote control and monitoring application software and hardware integration products. Our proprietary software products include the "Axess" and "Neuro" applications which interface with our "EIF", "UIF" and "UVM" hardware products. Pursuant to a three-year OEM distribution agreement dated February 25, 2003 Harris Broadcast re-branded our "Axess" software product as "ReCon" for licensing to Harris clients. End users license our products to automate and optimize their systems and operations at the device and network level where automatic control, monitoring, alarms and response is required in real time. We are preparing to launch our new EIF hardware product, which has our software embedded, into broadcast and other markets. We are positioning the EIF product as a cost effective offering at all levels of the broadcast industry as well new vertical markets where there is a need for wide-scale solutions for monitoring and remote control of multiple sites, many types of devices and networks on a fully-scalable basis. The EIF can function independently or on a networked basis in conjunction with "Axess". We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC ("SeBI").

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to make the Company's financial position, results of operations and cash flows not misleading at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2004.

      The results for three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $4,888,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. Additionally, the Company had a net working capital deficiency of approximately $1,940,000 at September 30, 2004. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      MANAGEMENT PLANS

      The Company expects that the growth and expansion of operations will require capital infusions to repay short-term debt and fund the Company's working capital needs. The Company is seeking to raise sufficient capital through a private placement of its equity or long-term debt securities in late 2004. The application for re-listing on the OTC Bulletin Board market ("OTC-BB") was filed on October 6, 2004 by an NASD/SIPC member and requires approval of the NASD.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

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


2.    SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Consolidation - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, including Statmon-eBI Solutions, LLC. Through February 15, 2004, the Company owned 51% of the Statmon-eBI Solutions, LLC subsidiary. All inter-company accounts and transactions have been eliminated.

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

      c. Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $111,000 and $55,000 for the three months ended September 30, 2004 and 2003, respectively, and $178,000 and $115,000 for the six months ended September 30, 2004 and 2003, respectively.

      d. Inventories - Inventories consist of purchased parts, components and supplies, and are stated at the lower of cost or market.

      e. Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. In the event that the Company reports net income in the future periods, the 3,393,795 warrants outstanding at September 30, 2004 could have a dilutive effect on future per share calculations in those periods.

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

            For the three and six months ended September 30, 2004 and 2003, the Company did not issue any stock-based compensation to its employees.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SIGNIFICANT ACCOUNTING POLICIES, continued

      g. Revenue Recognition - Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4"). SOP 97-2 provides revised and expanded guidance of software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions, entered into commencing the year ended December 31, 2000.

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


3.    NOTES PAYABLE


       Notes payable consists of the following:
            Notes Payable - Thieme Con[a]ting, Inc. - related party            $   250,000

            Notes Payable - various (i[b]uding $30,000 from related parties)     1,497,000
                                                                               -----------
                                                                                 1,747,000

            Less: Debt discount                                                   (122,246)
                                                                               -----------

                          Notes Payable, net of debt discount                  $ 1,624,754
                                                                               ===========

      [a] In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the "Senior Notes") for a total of $250,000, accruing interest at 10% per annum. The three Senior Notes matured on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. At September 30, 2004, $102,904 of interest had accrued on the Senior Notes. Pursuant to the loan agreements' penalty provisions, the Company has issued and continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The Company's obligations under the Senior Notes are secured by a lien on the assets of the Company, plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

      On February 7, 2003, the Company entered into a Promissory Note Extension Agreement with the holders of the Senior Notes. Pursuant to that agreement the Company extended the maturity of the Second Notes until June 30, 2003 and is currently in default. The extension consideration was 200,000 shares of common stock, with the 15% penalty interest rate continuing to accrue, plus, the Company will continue to issue the holders of the Senior Notes 25,000 shares per month pro rata until repayment in full of all principal and interest.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    NOTES PAYABLE, continued

      [b] Between April 5, 2002 and September 30, 2004, the Company issued Units, consisting of (i) $1,692,000 principal amount of promissory notes bearing interest at 10% per annum and due 180 days from the date of issuance; (ii) 1,692,000 shares of the Company's common stock; and (iii) three-year warrants to purchase 1,692,000 shares of common stock, exercisable at $1.00 per share, to approximately 60 investors. These notes had or have maturity dates between October 5, 2002 and February 27, 2005. The notes in default bear interest at 15% per annum and the holders have been issued/or are accruing additional three-year common stock purchase warrants exercisable at $1.00 per share, allocated on a monthly basis, at approximately 10% of the face value of the notes per month, until the repayment of the notes and accrued interest. As of September 30, 2004, ten notes totalling $195,000 in principal have been repaid plus interest in the amount of $23,498. Additionally, as of September 30, 2004, notes in the amount of $1,087,000 are in default. Accrued interest on these notes in default is $130,475 as of September 30, 2004.

4.    RELATED PARTY TRANSACTIONS

      In connection with an agreement in June 2001 with Blue Skies, LLC, an affiliate of John Hoff, a principal shareholder of the Company, the Company paid Blue Skies, LLC for its system integration services $99,727 for the six months ended September 30, 2003.

5.    EQUITY TRANSACTIONS


      [a] Common Stock

      During the six months ended September 30, 2004, the Company issued 150,000 shares of common stock valued at $151,375 associated with secured Senior notes that are in default. Additionally, the Company issued 270,000 shares of common stock valued at $81,386 related to new debt in the same period.

      During the six months ended September 30, 2004, the Company received 1,120,000 shares that were returned to the Company as a result of the settlement of the SDS litigation. Additionally, 373,396 restricted and unregistered shares, of the 1,120,000 shares of the Company's common stock received, were transferred directly to the Company's litigation attorney in connection with the settlement, under the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The remaining 746,604 shares were cancelled.

      [b] Stock Options and Warrants

      During the six months ended September 30, 2004, the Company granted 511,688 warrants to note holders, of which 270,000 warrants were valued at $81,386 related to new debt in the period and 241,688 warrants were valued at $203,984 related to notes in default. The weighted average exercise price of the grants during the quarter was $1.00. The vesting period on these warrants is immediate and the exercise period is for three years from the date of issuance.

      Net Loss Per Share

      Securities that could potentially dilute basic earnings per share ("EPS") in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 3,393,795 and 1,712,139 shares of common stock as of September 30, 2004 and 2003, respectively.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    LEGAL SETTLEMENT

      On February 25, 2003 the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates, including "SDS LLC" (the "Plaintiffs"), pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over alleged unpaid commissions and the release of common stock issued to them.

      On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company's assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs' claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs, and on January 30, 2004, the Company made a cash deposit into a bank account for $144,275, which was attached by the Plaintiffs.

      Effective June 14, 2004, the parties settled the lawsuit. Under the settlement the Company paid $164,275 in cash of which $18,650 was expensed during the period ended June 30, 2004, including $144,275 from the release of the attached funds, and the Plaintiffs assigned their rights to receive 1,120,000 shares of common stock back to the Company for cancellation on September 15, 2004. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and reissued 373,396 restricted and unregistered shares of the 1,120,000 shares of common stock, pursuant to the exemption provided by Section 4(2) of the Securities Act, to its legal counsel in connection with the settlement.


7.    CONCENTRATIONS AND MAJOR CUSTOMERS


      a.    Major Customers

            During the three months ended September 30, 2004, two customers comprised 45% and 18% of the Company's sales. The accounts receivable balance for these customers at September 30, 2004 was $32,350 and $18,022, respectively. During the three months ended September 30, 2003, the same two customers comprised 63% and 10% of the Company's sales.

            During the six months ended September 30, 2004, two customers comprised 56% and 29% of the Company's sales. The accounts receivable balance for these customers at September 30, 2004 was $13,382 and $32,350, respectively. During the six months ended September 30, 2003, the same two customers comprised 62% and 11% of the Company's sales.

      b.    Concentration of Credit Risk

            The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for cash.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    SUBSEQUENT EVENTS

      On October 8, 2004, the Company sold a Unit composed of (i) a $100,000 principal amount of promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $2.00 per share for a term of three years. The proceeds were used to pay certain short-term debt obligations and to provide working capital.

      As of November 12, 2004, the Company issued 25,000 additional shares of common stock associated with secured Senior Notes that are in default.

      On October 19, 2004, the Company issued warrants to purchase 103,700 shares of common stock exercisable at a price of $1.00 per share for a term of three years in connection with a contract dated May 27, 2003 between the Company and Berwyn Capital & Advisory, LLC for their services as the Company's non-exclusive placement agent in connection with the private placement of $1,037,000 worth of Units.

      As of October 1, 2004, the Company entered into a new office lease at its current location. The new lease is for a term of five years, cancelable after three years at the Company's option, and increases the leased space from 2,351 to 3,953 rentable square feet. The lease includes rent abatement in month one and thirteen of the term as well as tenant improvement dollars that can be applied against lease payments if unused. Non-cancelable lease payments related to this new lease by fiscal year are:

                        2005.............   $54,354
                        2006.............   121,555
                        2007.............   137,564
                        2008                 69,968
                        ----                 ------
                       Total               $383,441
                                           ========

      On November 5, 2004 the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contributed to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history;
(ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors have expressed a going concern opinion; (iv) our dependence on Harris Corporation ("Harris") for a substantial portion of our revenues; (v) our need for additional capital and the uncertainty of obtaining it; (vi) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies;
(xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) the future growth and sustainability of our early stage products; (xxii) obsolescence of our technologies; (xxiii) our ability to attract customers who will embrace our new products and technologies; (xxiv) our stock price is likely to be highly volatile; (xxv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; and (xxvi) control by certain stockholders. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS FOR THE COMPANY

OVERVIEW

Statmon Technologies Corp. develops, markets and licenses remote control and monitoring application software and hardware integration products. Our proprietary software products include the "Axess" and "Neuro" applications which interface with our "EIF", "UIF" and "UVM" hardware products. Pursuant to a three-year OEM distribution agreement dated February 25, 2003 Harris Broadcast re-branded our "Axess" software product as "ReCon" for licensing to Harris clients. End users license our products to automate and optimize their systems and operations at the device and network level where automatic control, monitoring, alarms and response is required in real time. We are preparing to launch our new EIF hardware product, which has our software embedded, into broadcast and other markets. We are positioning the EIF product as a cost effective offering at all levels of the broadcast industry as well new vertical markets where there is a need for wide-scale solutions for monitoring and remote control of multiple sites, many types of devices and networks on a fully-scalable basis. The EIF can function independently or on a networked basis in conjunction with "Axess". We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon
- eBI Solutions LLC ("SeBI").

Our next stage of development, given sufficient capital, is to expand beyond our traditional broadcast industry activities into new vertical markets, including power and energy management, telecom, wireless, homeland security, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. The architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device and network automation, powerful remote control and monitoring capabilities in real time. We are in the process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions.


FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS FROM OPERATIONS

REVENUES - Revenues were $182,570 and $684,598 for the three months ended September 30, 2004 and 2003, respectively. Revenues consisted of $49,923 of product revenues and $132,647 of integration services revenues for the three months ended September 30, 2004. Revenues consisted of $487,777 of product revenues and $196,821 of integration services revenues for the three months ended September 30, 2003. The decrease in product revenues of approximately $437,000 is due to weak broadcast sales as we realign the broadcast sales channel with our broadcast industry partner, "Harris Broadcast", a division of Harris Corp. (NYSE symbol - HRS) on a non-exclusive basis. Harris Broadcast recently implemented an internal restructuring which impacted their product purchases from the Company. The Statmon distribution agreement with Harris reverted to a non-exclusive basis on July 18, 2004 when Harris failed to make the minimum purchases as required under the OEM agreement with the Company and expires on February 24, 2006. Harris indicates that it remains highly committed to the long-term success of its ReCon branded version of the Statmon-owned Axess software application and suite of hardware integration products. While we continue to have confidence in the future of the Harris relationship, we are positioning the Company to return to previous levels of revenue in the broadcast industry independent of the Harris relationship. The decrease in integration services revenues of approximately $60,000 is due to the timing of completion of several large projects in the previous year.

COST OF SALES - Cost of sales were $58,597 and $156,984 for the quarters ended September 30, 2004 and 2003, respectively. Cost of sales was substantially all related to integration services revenues for the three months ended September 30, 2004. Cost of sales consisted of $93,630 related to product revenues and $63,354 related to integration services revenues for the three months ended September 30, 2003. Overall gross profit percentage decreased to 68% in the three months ended September 30, 2004 compared to 77% in the comparable prior year period. The decrease in overall gross profit percentage is attributable to a decrease in product revenues in the period as a percentage of overall revenue for the period, as the gross profit percentage for product revenues is typically significantly greater than the gross profit percentage related to integration services revenue.

RESEARCH AND DEVELOPMENT - Research and development expenses were approximately $111,000 and $55,000 for the three months ended September 30, 2004 and 2003, respectively. This increase represents increased research and development in the period related to our new EIF product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $492,728 and $358,330 for the three months ended September 30, 2004 and 2003, respectively, an increase of approximately $134,000. The increase in selling, general and administrative expenses is principally attributed to an increase in audit and legal expense during the September 30, 2004 period due to the recent audit of the Company's financial statements for fiscal years ended March 31, 2004 and 2003 and the three months ended March 31, 2002.

OTHER (INCOME)/EXPENSE - Other (Income)/Expense was $392,216 and $198,467 for the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $194,000 can be attributed to an increase in interest expense of approximately $36,000 related to increased borrowings in the period, an increase in amortization of debt discount of approximately $117,000 related to a substantial amount of new debt issued at the end of the March 31, 2004 period, and an increase in amortization of deferred financing costs related to that same new debt.

NET LOSS - As a result of the above, for the three months ended September 30, 2004 the Company recorded a net loss of $760,971, compared to a net loss of $29,183 for the same period the previous year.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS FROM OPERATIONS

REVENUES - Revenues were $808,820 and $1,387,583 for the six months ended September 30, 2004 and 2003, respectively. Revenues consisted of $505,405 of product revenues and $303,415 of integration services revenues for the six months ended September 30, 2004. Revenues consisted of $936,657 of product revenues and $450,926 of integration services revenues for the six months ended September 30, 2003. The decrease in product revenues of approximately $431,000 is due to weak broadcast sales as we realign the broadcast sales channel with our broadcast industry partner, "Harris Broadcast", a division of Harris Corp. (NYSE symbol - HRS) on a non-exclusive basis. Harris Broadcast recently implemented an internal restructuring which impacted their product purchases from the Company. The Company's distribution agreement with Harris reverted to a non-exclusive basis on July 18, 2004 when Harris failed to make the minimum purchases as required under the OEM agreement with the Company and expires on February 24, 2006. Harris indicates that it remains highly committed to the long-term success of its ReCon branded version of the Statmon-owned Axess software application and suite of hardware integration products. While we continue to have confidence in the future of the Harris relationship we are positioning the Company to return to previous levels of revenue in the broadcast industry independent of the Harris relationship. The decrease in integration services revenues of approximately $147,000 is due to the timing of completion on several large projects in the previous year period and lower integration services revenues from Statmon PSO, which contributed approximately $100,000 of additional integration services revenue to the quarter ended June 30, 2003.

COST OF SALES - Cost of sales were $184,157 and $408,236 for the six months ended September 30, 2004 and 2003, respectively. Cost of sales consisted of $50,969 related to product revenues and $133,188 related to integration services revenues for the six months ended September 30, 2004. Cost of sales consisted of $189,439 related to product revenues and $218,797 related to integration services revenues for the six months ended September 30, 2003. Overall gross profit percentage increased to 77% for the six months ended September 30, 2004 compared to 71% in the comparable prior year period. The increase in overall gross profit percentage is attributable to greater gross margins for product revenues for the six months as a percentage of overall revenue for the six months, as the gross profit percentage for product revenues is typically significantly greater than the gross profit percentage related to integration services revenue

RESEARCH AND DEVELOPMENT - Research and development expenses were approximately $178,000 and $115,000 for the six months ended September 30, 2004 and 2003, respectively. This increase represents increased research and development in the period related to our new EIF product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $923,817 and $708,016 for the six months ended September 30, 2004 and 2003, respectively, an increase of approximately $216,000. The increase in selling, general and administrative expenses is principally attributed to an increase in audit and legal expenses during the three month period ended September 30, 2004 due to our recent audit of the Company's financial statements for the fiscal years ended March 31, 2004 and 2003 and the three months ended March 31, 2002.

OTHER (INCOME)/EXPENSE - Other (Income)/Expense was $981,593 and $409,961 for the six months ended September 30, 2004 and 2003, respectively. The increase of approximately $572,000 can be attributed to an increase in interest expense of approximately $62,000 related to increased borrowings in the period, an increase in amortization of debt discount of approximately $409,000 related to a substantial amount of new debt issued at the end of the March 31, 2004 period, an increase in the cost associated with common stock and warrants issued in association with debt of approximately $31,000 and an increase in amortization of deferred financing costs related to that same new debt.

NET LOSS - As a result of the above, for the six months ended September 30, 2004 the Company recorded a net loss of $1,280,747 compared to a net loss of $138,630 for the same period the previous year.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the three months ended September 30, 2004, the Company issued one Unit to one investor consisting of (i) a $250,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 250,000 shares of the Company's common stock, and
(iii) a three-year warrant to purchase 250,000 shares of common stock, exercisable at $1.00 per share. During the previous quarter, the Company issued a Unit consisting of (i) a $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of the Company's common stock, and (iii) a three-year warrant to purchase 20,000 shares of common stock, exercisable at $1.00 per share.

Net cash (used in)/provided by operating activities was ($68,811) and $17,835 for the six months ended September 30, 2004 and 2003, respectively. The decrease of approximately $87,000 in cash provided by operating activities was primarily due to increased collections in the period related to higher sales to Harris Broadcast offset by the reduction of current liabilities and an increase in inventories in the period.

Cash used in investing activities was $4,321 and $0 for the six months ended September 30, 2004 and 2003, respectively.

Cash (used in)/provided by financing activities was $75,000 and ($7,675) for the six months ended September 30, 2004 and 2003, respectively. The Company repaid a large portion of a previously outstanding promissory note in the prior year period offset by additional short-term borrowings of $202,000.

As of September 30, 2004, the Company had a working capital deficiency of approximately $1,940,000, including notes payable and accrued interest totaling approximately $1,876,000, net of applicable debt discount. The Company has no long-term debt.

The Company has incurred net losses of approximately $4,888,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from its independent auditors, included with our annual report on form 10-KSB for the year ended March 31, 2004, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue our operations beyond December 2004, the Company will need to attain its revenue and profit margin goals, repay or obtain extensions on its existing debt and raise additional working capital through a private placement of equity or long-term debt in late 2004. The Company intends to use the proceeds of such offering to repay short-term debt, fund new market verticals and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding common stock.

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

INFLATION AND SEASONALITY

Inflation has not materially affected the Company during the past fiscal year. The Company's business is not seasonal in nature.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, with the participation of its management, carried out an evaluation of the effectiveness of the Company's disclosure control and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer / Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them, recording, processing, summarizing and reporting on a timely basis, material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On February 25, 2003 the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates, including "SDS LLC" (the "Plaintiffs"), pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over unpaid commissions and the release of common stock issued to them. On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company's assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs' claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs and on January 30, 2004, the Company made a cash deposit into a bank account for $144,275, which was attached by the Plaintiffs.

            Effective June 14, 2004, the parties settled the lawsuit. Under the settlement the Company paid $164,275 in cash of which $18,650 was expensed during the period ended June 30, 2004, including $144,275 from the release of the attached funds, and the Plaintiffs assigned 1,120,000 shares of common stock issued to them back to the Company for cancellation on September 15, 2004. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and reissued 373,396 restricted and unregistered shares of the 1,120,000 shares of common stock, pursuant to the exemption provided by Section 4(2) of the Securities Act, to its legal counsel in connection with the settlement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the three-months ended September 30, 2004, the Company issued a Unit to one investor consisting of (i) a $250,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance; (ii) 250,000 shares of the Company's common stock; and (iii) a three-year warrant to purchase 250,000 shares of common stock, exercisable at $1.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            The Company continues to be in default on $250,000 of Senior Notes during the three months ended September 30, 2004. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2004 is $102,904.

            The Company also continues to be in default on a $50,000 principal amount promissory note issued in May 2002, a $50,000 principal amount promissory note issued in September 2003, a $60,000 principal amount promissory note issued in January 2004 and a $100,000 principal amount promissory note issued in March 2004. The Notes continue to accrue interest at 15% per annum and 2,500 penalty warrants per month have begun to accrue on the first note since January 10, 2003, 2,500 penalty warrants per month have begun to accrue on the second note since April 19, 2004, 3,000 penalty warrants per month have begun to accrue on the second note since August 2, 2004 and 5,000 penalty warrants per month have begun to accrue on the second note since October 14, 2004. The accrued interest on these Notes at September 30, 2004 is $33,195.

            In total, at September 30, 2004, $1,337,000 principal amount of the $1,747,000 principal amount of promissory notes are in default and $233,380 of interest had accrued on these outstanding notes as of such date.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            31.1 Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

            31.2 Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

            32.1 Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

            32.2 Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b) The Company filed no reports on Form 8-K during the quarterly period ended September 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 12, 2004      /s/
                             Name:  Geoffrey P. Talbot
                             Title: Chief Financial Officer

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