Form 10QSB
period 2004-12-31
STATMON TECHNOLOGIES CORP
filed 2005-02-11
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

          Registrant's phone number, including area code: (310) 288-4580


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
                                                             YES  [ ]    NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                       OUTSTANDING AT JANUARY 31, 2004
                    -----                       -------------------------------
         Common Stock, $.01 par value                      11,711,057


Transitional Small Business Disclosure Format (Check one):  YES [ ]    NO  [x]

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                                              Page(s)
                                                                                              -------
Part I -  Financial Information

             Item 1.  Financial Statements (unaudited):
                 Condensed Consolidated Balance Sheet at December 31, 2004                       3
                 Condensed Consolidated Statements of Operations for the Three Months Ended      4
                   December 31, 2004 and 2003
                 Condensed Consolidated Statements of Operations for the Nine Months Ended       5
                   December 31, 2004 and 2003
                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended       6
                   December 31, 2004 and 2003
                 Notes to Condensed Consolidated Financial Statements                            7
             Item 2.  Management's Discussion and Analysis of Financial Condition               13
                          and Results of Operations
             Item 3.  Controls and Procedures                                                   17

Part II - Other Information

             Item 1.  Legal Proceedings                                                         18
             Item 2.  Changes in Securities and Use of Proceeds                                 18
             Item 3.  Defaults Upon Senior Securities                                           18
Signatures                                                                                      19
Exhibits                                                                                        20

ITEM I -- FINANCIAL STATEMENTS


                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)


                                     ASSETS
Current Assets:
       Cash                                                         $   127,154
       Accounts receivable                                              188,971
       Inventories                                                       52,235
       Prepaid expense and other current assets                          30,778
                                                                    -----------
                   Total Current Assets                                 399,138
                                                                    -----------

Property and Equipment, net of accumulated depreciation of $38,769       20,742

Other assets                                                              7,315
                                                                    -----------

                   Total Assets                                     $   427,195
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
       Notes payable (including $280,000 due to related parties)    $ 1,786,739
       Accounts payable                                                 354,868
       Accrued expenses                                                 147,011
       Accrued compensation                                              69,692
       Interest payable (including $118,644 due to related parties)     313,983
                                                                    -----------
                   Total Current Liabilities                          2,672,293
                                                                    -----------
Commitments

Stockholders' Deficiency:
       Preferred stock, $.01 par value, 5,000,000 share authorized, none issued and outstanding -
       Common stock, $.01 par value, 25,000,000 shares authorized,
          11,686,057 issued and outstanding                             116,861
       Additional paid-in capital                                     3,235,345
       Accumulated deficit                                           (5,597,304)
                                                                    -----------
                   Total Stockholders' Deficiency                    (2,245,098)
                                                                    -----------

                   Total Liabilities and Stockholders' Deficiency   $   427,195
                                                                    ===========


           See notes to condensed consolidated financial statements.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        For the Three Months
                                                                         Ended December 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
Revenues                                                           $    344,786     $    589,935

Cost of Sales                                                           126,763          172,550
                                                                   ------------     ------------

Gross Profit                                                            218,023          417,385

Selling, General and Administrative Expenses                            500,851          335,477
                                                                   ------------     ------------

Operating (Loss)/Income                                                (282,828)          81,908
                                                                   ------------     ------------
Other (Income)/Expense:
      Interest income                                                      (103)              --
      Interest expense                                                   64,697           26,026
      Common stock and warrants issued in association with debt         252,768          132,135
      Amortization of debt discount                                      94,854           68,378
      Amortization of deferred financing costs                           14,001            4,908
                                                                   ------------     ------------
             Total Other Expense                                        426,217          231,447
                                                                   ------------     ------------

NET LOSS                                                           $   (709,045)    $   (149,539)
                                                                   ============     ============

NET LOSS PER COMMON SHARE - Basic and Diluted                      $      (0.06)    $      (0.01)
                                                                   ============     ============
Weighted Average Number of Common Shares Outstanding -
      Basic and Diluted                                              11,525,840       10,406,259
                                                                   ============     ============


            See notes to condensed consolidated financial statements.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        For the Nine Months
                                                                         Ended December 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
Revenues                                                           $  1,153,606     $  1,977,517

Cost of Sales (including $0 and $99,727 to related parties in
      2004 and 2003, respectively)                                      310,920          580,785
                                                                   ------------     ------------

Gross Profit                                                            842,686        1,396,732

Selling, General and Administrative Expenses                          1,424,668        1,043,492
                                                                   ------------     ------------

Operating (Loss)/Income                                                (581,982)         353,240
                                                                   ------------     ------------
Other (Income)/Expense:
      Interest income                                                      (321)            (184)
      Interest expense                                                  172,493           71,985
      Common stock and warrants issued in association with debt         608,127          456,055
      Amortization of debt discount                                     544,327          108,644
      Amortization of deferred financing costs                           83,184            4,908
                                                                   ------------     ------------
             Total Other Expense                                      1,407,810          641,408
                                                                   ------------     ------------

NET LOSS                                                           $ (1,989,792)    $   (288,168)
                                                                   ============     ============

NET LOSS PER COMMON SHARE - Basic and Diluted                      $      (0.17)    $      (0.03)
                                                                   ============     ============

Weighted Average Number of Common Shares Outstanding -
      Basic and Diluted                                              11,738,470       10,433,879
                                                                   ============     ============


            See notes to condensed consolidated financial statements.

                   STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Nine Months
                                                                                Ended December 31,
                                                                          ----------------------------
                                                                              2004            2003
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                          $(1,989,792)    $  (288,168)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                      8,409           7,577
             Common stock and warrants issued in association with debt        608,127         456,055
             Amortization of debt discount                                    544,327         108,644
             Amortization of deferred financing costs                          83,184           4,908
             Changes in operating assets and liabilities:
                Accounts receivable                                           591,860         (45,904)
                Inventories                                                   (52,235)             --
                Prepaid expense and other current assets                       95,819         (76,966)
                Other assets                                                     (850)             --
                Interest payable                                              159,424           1,255
                Deferred revenue                                             (135,319)       (369,159)
                Accounts payable                                              (88,942)        153,370
                Accrued expenses                                               69,119        (172,648)
                Accrued compensation                                         (117,129)        (40,000)
                                                                          -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                        (223,998)       (261,036)
                                                                          -----------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of property and equipment                                     (6,375)             --
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                              470,000         535,000
        Repayment of borrowings                                              (205,000)       (157,675)
                                                                          -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     265,000         377,325
                                                                          -----------     -----------

NET INCREASE IN CASH                                                           34,627         116,289

CASH, BEGINNING OF PERIOD                                                      92,527           8,442
                                                                          -----------     -----------

CASH, END OF PERIOD                                                       $   127,154     $   124,731
                                                                          ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for:
             Interest                                                     $    25,253     $    70,731
                                                                          ===========     ===========
             Income Taxes                                                 $        --     $        --
                                                                          ===========     ===========

            See notes to condensed consolidated financial statements.

1.     BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

       COMPANY OVERVIEW

       Statmon Technologies Corp. develops, markets and licenses remote control and monitoring application software and hardware integration products. Our proprietary software products include the "Axess" and "Neuro" applications which interface with our "EIF", "UIF" and "UVM" hardware products. Pursuant to a three-year OEM distribution agreement dated February 25, 2003 Harris Broadcast re-branded our "Axess" software product as "ReCon" for licensing to Harris clients. End users license our products to automate and optimize their systems and operations at the device and network level where automatic control, monitoring, alarms and response is required in real time. We have launched our new EIF hardware product, which has our software embedded, into broadcast and other markets. We are positioning the EIF product as a cost effective offering at all levels of the broadcast industry as well as for new vertical markets where there is a need for wide-scale convergence solutions for monitoring and remote control of multiple sites, many types of devices and networks on a fully-scalable basis. The EIF can function independently or on a networked enterprise basis in conjunction with "Axess". We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC ("SeBI").

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

       The results for three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       GOING CONCERN

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $5,597,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. Additionally, the Company had a net working capital deficiency of approximately $2,273,000 at December 31, 2004. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

       MANAGEMENT PLANS

       The Company expects that the growth and expansion of operations will require capital infusions to repay short-term debt and fund the Company's working capital needs. The Company is seeking to raise sufficient capital through a private placement of its equity or long-term debt securities in early 2005. The application for re-listing on the Over the Counter Bulletin Board market ("OTC-BB") was approved by the NASD on December 23, 2004. The Company's symbol on the OTC-BB is STCA.OB.

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

2.     CERTAIN SIGNIFICANT ACCOUNTING POLICIES

       a. Basis of Consolidation - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, including Statmon-eBI Solutions, LLC. Through February 15, 2004, the Company owned 51% of the Statmon-eBI Solutions, LLC subsidiary, after which time it became wholly-owned. All inter-company accounts and transactions have been eliminated.

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

       c. Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $105,000 and $60,000 for the three months ended December 31, 2004 and 2003, respectively, and $283,000 and $175,000 for the nine months ended December 31, 2004 and 2003, respectively.

       d. Inventories - Inventories consist of purchased parts, components and supplies, and are stated at the lower of cost or market.

       e. Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share ("EPS") in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 3,928,474 and 2,141,698 shares of common stock as of December 31, 2004 and 2003, respectively.

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

            For the three and nine months ended December 31, 2004 and 2003, the Company did not issue any stock-based compensation to its employees.

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

       h. New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

            The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

            SFAS No. 123(R) is effective for small business issuers financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

            The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

3.     NOTES PAYABLE

       Notes payable consists of the following:

         Notes Payable - Thieme Consulting, Inc. - related party           [a]  $  250,000

         Notes Payable - various (including $30,000 from related parties)  [b]   1,687,000
                                                                              --------------
                                                                                 1,937,000

         Less: Debt discount                                                      (150,261)
                                                                              --------------

           Notes Payable, net of debt discount                                 $ 1,786,739
                                                                              ==============

       [a] In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the "Senior Notes") for a total of $250,000, accruing interest at 10% per annum. The three Senior Notes matured on

       April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. At December 31, 2004, $112,356 of interest had accrued on the Senior Notes. Pursuant to the loan agreements' penalty provisions, the Company has issued and continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The Company's obligations under the Senior Notes are secured by a lien on the assets of the Company, plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

       On February 7, 2003, the Company entered into a Promissory Note Extension Agreement and Subrogation Agreement pursuant to the Harris OEM Agreement with the holders of the Senior Notes. Pursuant to that agreement the Company extended the maturity of the Second Notes until June 30, 2003 and is currently in default. The extension consideration was 200,000 shares of common stock, with the 15% penalty interest rate continuing to accrue, plus, the Company will continue to issue the holders of the Senior Notes 25,000 shares per month pro rata until repayment in full of all principal and interest.

       [b] Between April 5, 2002 and September 30, 2004, the Company issued Units, consisting of (i) $1,692,000 principal amount of promissory notes bearing interest at 10% per annum and due 180 days from the date of issuance; (ii) 1,692,000 shares of the Company's common stock; and (iii) three-year warrants to purchase 1,692,000 shares of common stock, exercisable at $1.00 per share, to approximately 60 investors. These notes had or have maturity dates between October 5, 2002 and February 27, 2005. The notes in default bear interest at 15% per annum and the holders have been issued/or are accruing additional three-year common stock purchase warrants exercisable at $1.00 per share, allocated on a monthly basis, at approximately 10% of the face value of the notes per month, until the repayment of the notes and accrued interest. As of December 31, 2004, eleven notes totaling $205,000 in principal have been repaid plus interest in the amount of $25,253. Additionally, as of December 31, 2004, notes in the amount of $1,077,000 are in default and accrued interest on these notes is $170,599.

       Between October 1, 2004 and December 31, 2004, the Company sold Units composed of (i) $200,000 principal amount of promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance,
       (ii) 200,000 shares of common stock and (iii) warrants to purchase 200,000 shares of common stock exercisable at a price of $2.00 per share for a term of three years. The proceeds were used to pay certain short-term debt obligations and to provide working capital.

       In October 2004, the Company sold a Unit composed of (i) a $20,000 principal amount of promissory note bearing interest at 10% per annum and due 180 days from the date of issuance; (ii) 20,000 shares of the Company's common stock; and (iii) a three-year warrant to purchase 20,000 shares of common stock, exercisable at $1.00 per share to one investor. This Unit relates to an investor that was part of the prior offering that occurred between October 2003 and September 2004.

4.     RELATED PARTY TRANSACTIONS

       In connection with an agreement in June 2001 with Blue Skies, LLC, an affiliate of John Hoff, a principal shareholder of the Company, the Company paid Blue Skies, LLC for its system integration services $99,727 for the nine months ended December 31, 2003.

5.       EQUITY TRANSACTIONS


       [a] Common Stock

       During the nine months ended December 31, 2004, the Company issued 225,000 shares of common stock valued at $210,125 associated with secured Senior notes that are in default. Additionally, the Company issued 490,000 shares of common stock valued at $151,552 related to new debt in the same period.

       During the nine months ended December 31, 2004, the Company received 1,120,000 shares that were returned to the Company as a result of the settlement of the SDS litigation. Additionally, 373,396 restricted and unregistered shares, of the 1,120,000 shares of the Company's common stock received, were transferred directly to the Company's litigation attorney in connection with the settlement, under the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The remaining 746,604 shares were cancelled.

       In January 2005, the Company issued 25,000 shares of common stock in connection with secured Senior Notes that are in default.

       [b] Stock Options and Warrants

       During the nine months ended December 31, 2004, the Company granted 942,668 warrants to note holders, of which 490,000 warrants were valued at $134,088 related to new debt in the period and 452,668 warrants were valued at $332,681 related to notes in default. The weighted average exercise price of the warrants granted during the period was $1.19. The vesting period on these warrants is immediate and the exercise period is for three years from the date of respective issuance.

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

       [c] Preferred Stock

       On November 5, 2004 the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share. At the time of this filing there are no shares of preferred stock outstanding.

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

       On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company's assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs' claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs, and on January 30, 2004, the Company made a cash deposit into a special purpose levy bank account for $144,275, which was attached by the Plaintiffs.

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

7.     COMMITMENTS AND CONTINGENCIES

       a.   Leases

            As of October 1, 2004, the Company entered into a new office lease at its current location. The new lease is for a term of five years, cancelable after three years at the Company's option, and increases the leased space from 2,351 to 3,953 rentable square feet. In order to accommodate the vacating tenant in the new space, the Company agreed to delay its occupation and the associated lease term start date to February 1, 2005. The lease includes rent abatement in month one and thirteen of the term as well as tenant improvement dollars that can be applied against lease payments if unused. Non-cancelable lease expense related to this new lease by fiscal year is:

                           2005 ....................  $ 21,204
                           2006 ....................   127,222
                           2007 ....................   127,222
                           2008 ....................   106,018
                                                      --------
                           Total ...................  $381,666
                                                      ========

       b.   Major Customers

            During the three months ended December 31, 2004, two customers comprised 37% and 20% of the Company's sales. The accounts receivable balances for these customers at December 31, 2004 were $62,870 and $55,026, respectively. During the three months ended December 31, 2003, the same two customers comprised 0% and 58% of the Company's sales.

            During the nine months ended December 31, 2004, two customers comprised 45% and 22% of the Company's sales. The accounts receivable balances for these customers at December 31, 2004 were $55,026 and $11,780, respectively. During the nine months ended December 31, 2003, the same two customers comprised 61% and 13% of the Company's sales.

       c.   Concentration of Credit Risk

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

Factors that could cause or contributed to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history;
(ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors have expressed a going concern opinion; (iv) our dependence on Harris Corporation ("Harris") for a substantial portion of our revenues and our ability to develop revenues in the broadcast industry independent of Harris; (v) our need for additional capital and the uncertainty of obtaining it; (vi) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) the future growth and sustainability of our early stage products; (xxii) obsolescence of our technologies; (xxiii) our ability to attract customers who will embrace our new products and technologies; (xxiv) our stock price is likely to be highly volatile; (xxv) our ability to expand into new market verticals; (xxvi) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; and (xxvi) control by certain stockholders. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS FOR THE COMPANY

OVERVIEW

Statmon Technologies Corp. develops, markets and licenses remote control and monitoring application software and hardware integration products. Our proprietary software products include the "Axess" and "Neuro" applications which interface with our "EIF", "UIF" and "UVM" hardware products. Pursuant to a three-year OEM distribution agreement dated February 25, 2003 Harris Broadcast re-branded our "Axess" software product as "ReCon" for licensing to Harris broadcast clients. End users license our products to automate and optimize their systems and operations at the device and network level where automatic control, monitoring, alarms and response is required in real time. We have launched our new EIF hardware product, which has our software embedded, into broadcast and other markets. We are positioning the EIF product as a cost effective offering at all levels of the broadcast industry as well new vertical markets where there is a need for wide-scale solutions for monitoring and remote control of multiple sites, many types of devices and networks on a fully-scalable enterprise basis. The EIF can function independently or on a networked basis in conjunction with "Axess". We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC ("SeBI").

Our next stage of development, given sufficient capital, is to expand beyond our traditional broadcast industry activities into new vertical markets, including power and energy management, telecom, wireless, homeland security, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. We believe that the architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device convergence and network automation, powerful remote control and monitoring capabilities in real time. We are in the process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions.


FOR THE QUARTER ENDED DECEMBER 31, 2004 AND 2003

RESULTS FROM OPERATIONS

REVENUES - Revenues were $344,786 and $589,935 for the three months ended December 31, 2004 and 2003, respectively. Revenues consisted of $181,333 of product revenues and $163,453 of integration services revenues for the three months ended December 31, 2004. Revenues consisted of $371,904 of product revenues and $218,031 of integration services revenues for the three months ended December 31, 2003. The decrease in product revenues of approximately $190,000 is due to weak broadcast sales as we realign the broadcast sales channel with our broadcast industry partner, "Harris Broadcast", a division of Harris Corp. (NYSE symbol - HRS), on a non-exclusive basis. Harris Broadcast recently implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Statmon distribution agreement with Harris reverted to a non-exclusive basis on July 18, 2004, when Harris failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006. Harris indicates that it remains highly committed to the long-term success of its ReCon branded version of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of the Harris relationship, it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris relationship. The decrease in integration services revenues of approximately $57,000 is due to the timing of completion of several large projects in the previous year.

COST OF SALES - Cost of sales were $126,763 and $172,550 for the quarters ended December 31, 2004 and 2003, respectively. Cost of sales consisted of $54,859 related to product revenues and $71,904 related to integration services revenues for the three months ended December 31, 2004. Cost of sales consisted of $84,017 related to product revenues and $98,533 related to integration services revenues for the three months ended December 31, 2003. Overall gross profit percentage decreased to 63% in the three months ended December 31, 2004 compared to 71% in the comparable prior year period. The decrease in overall gross profit percentage is attributable to the increase in sales of the Company's new hardware product, the "EIF-32", which has a lower gross profit margin than a typical software sale. Gross profit percentage for integration services was consistent with the prior period.

RESEARCH AND DEVELOPMENT - Research and development expenses were approximately $105,000 and $60,000 for the three months ended December 31, 2004 and 2003, respectively. This increase represents increased research and development in the period related to our new EIF product and development activities focused on vertical market penetration.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $500,851 and $335,477 for the three months ended December 31, 2004 and 2003, respectively, an increase of approximately $165,000. The increase in selling, general and administrative expenses is principally attributed to an increase in audit and legal expense during the December 31, 2004 period due to the recent audit of the Company's financial statements for fiscal years ended March 31, 2004 and 2003 and the three months ended March 31, 2002, the quarterly review for June and September 2004 and the costs associated with the preparation of the Company's corporate tax returns.

OTHER (INCOME)/EXPENSE - Other (Income)/Expense was $426,217 and $231,447 for the three months ended December 31, 2004 and 2003, respectively. The increase of approximately $195,000 can be attributed to an increase in interest expense of approximately $39,000 related to increased outstanding debt in the period, an increase in common stock and warrants issued in association with debt of approximately $121,000 related to the issuance of penalty warrants associated with delinquent notes and contractual warrants issued to the Company's placement agent, an increase in amortization of debt discount of approximately $26,000 related to new debt issued during the previous six month period and an increase in amortization of deferred financing costs related to such new debt.

NET LOSS - As a result of the above, for the three months ended December 31, 2004 the Company recorded a net loss of $709,045, compared to a net loss of $149,539 for the same period the previous year.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

RESULTS FROM OPERATIONS

REVENUES - Revenues were $1,153,606 and $1,977,517 for the nine months ended December 31, 2004 and 2003, respectively. Revenues consisted of $686,738 of product revenues and $466,868 of integration services revenues for the nine months ended December 31, 2004. Revenues consisted of $1,408,288 of product revenues and $569,229 of integration services revenues for the nine months ended September 30, 2003. The decrease in product revenues of approximately $720,000 is due to weak broadcast sales as we realign the broadcast sales channel with our broadcast industry partner, "Harris Broadcast", a division of Harris Corp., on a non-exclusive basis. Harris Broadcast recently implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Company's distribution agreement with Harris reverted to a non-exclusive basis on July 18, 2004 when Harris failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006. Harris indicates that it remains highly committed to the long-term success of its ReCon branded version of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of the Harris relationship it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris relationship. The decrease in integration services revenues of approximately $102,000 is due to the timing of completion on several large projects in the previous year period and lower integration services revenues from Statmon PSO, which contributed approximately $100,000 of additional integration services revenue to the nine months ended December 31, 2003.

COST OF SALES - Cost of sales were $310,920 and $580,785 for the nine months ended December 31, 2004 and 2003, respectively. Cost of sales consisted of $105,828 related to product revenues and $205,092 related to integration services revenues for the nine months ended December 31, 2004. Cost of sales consisted of $363,183 related to product revenues and $217,602 related to integration services revenues for the nine months ended December 31, 2003. Overall gross profit percentage increased to 73% for the nine months ended December 31, 2004 compared to 71% in the comparable prior year period. The increase in overall gross profit percentage is attributable to greater gross margins for product revenues for the nine months as a percentage of overall revenue for the nine months, as the gross profit percentage for product revenues is typically significantly greater than the gross profit percentage related to integration services revenue.

RESEARCH AND DEVELOPMENT - Research and development expenses were approximately $283,000 and $175,000 for the nine months ended December 31, 2004 and 2003, respectively. This increase represents increased research and development in the period related to the Company's new EIF product and development activities focused on wide-scale vertical market penetration.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $1,424,668 and $1,043,492 for the nine months ended December 31, 2004 and 2003, respectively, an increase of approximately $381,000. The increase in selling, general and administrative expenses is principally attributed to an increase in audit and legal expenses during the nine month period ended December 31, 2004 due to our recent audit of the Company's financial statements for the fiscal years ended March 31, 2004 and 2003 and the three months ended March 31, 2002, the Quarterly reviews for June and September 2004 and the costs associated with the preparation of the Company's corporate tax returns.

OTHER (INCOME)/EXPENSE - Other (Income)/Expense was $1,407,810 and $641,408 for the nine months ended December 31, 2004 and 2003, respectively. The increase of approximately $766,000 can be attributed to an increase in interest expense of approximately $100,000 related to increased debt in the period, an increase in amortization of debt discount of approximately $436,000 related to a substantial amount of new debt issued at the end of the March 31, 2004 period and new debt issued in the period, an increase in the cost associated with common stock and warrants issued in association with debt of approximately $152,000 and an increase in amortization of deferred financing costs related to that same new debt.

NET LOSS - As a result of the above, for the nine months ended December 31, 2004 the Company recorded a net loss of $1,989,792 compared to a net loss of $288,168 for the same period the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the three months ended December 31, 2004, the Company issued Units to two investors consisting of (i) $200,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 200,000 shares of the Company's common stock, and
(iii) three-year warrants to purchase 200,000 shares of common stock, at $2.00 per share. Additionally, the Company issued a Unit to one investor that was involved with the prior period's offering, consisting of (i) a $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of the Company's common stock, and
(iii) a three-year warrant to purchase 20,000 shares of common stock, exercisable at $1.00 per share. During the previous quarter, the Company issued a Unit consisting of (i) a $250,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 250,000 shares of the Company's common stock, and (iii) a three-year warrant to purchase 250,000 shares of common stock, exercisable at $1.00 per share.

Net cash used in operating activities was $223,998 and $261,036 for the nine months ended December 31, 2004 and 2003, respectively. The use of cash in 2004 is the result of a net loss of approximately $1,990,000, partially offset by non-cash charges of approximately $1,161,000 and a net change in operating assets and liabilities of approximately $605,000. The use of cash in 2003 is the result of a net loss of approximately $288,000, partially offset by non-cash charges of approximately $572,000 and a net decrease in operating assets and liabilities of approximately $545,000.

Cash used in investing activities was $6,375 and $0 for the nine months ended December 31, 2004 and 2003, respectively.

Cash provided by financing activities was $265,000 and $377,325 for the nine months ended December 31, 2004 and 2003, respectively. Borrowings in the nine months ended December 31, 2004 were $470,000 as compared to $535,000 for the same period last year. These borrowings were offset by repayments of $205,000 and $157,675 for the 2004 and 2003 periods, respectively.

As of December 31, 2004, the Company had a working capital deficiency of approximately $2,273,000, including notes payable and accrued interest totaling approximately $2,101,000, net of applicable debt discount. The Company has no long-term debt.

The Company has incurred net losses of approximately $5,597,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from its independent auditors, included with our annual report on Form 10-KSB for the year ended March 31, 2004, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue our operations beyond March 2005, the Company will need to attain its revenue and profit margin goals, repay or obtain extensions on its existing debt and raise additional working capital through a private placement of equity or long-term debt. The Company intends to use the proceeds of such offering to repay short-term debt, fund new market verticals and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding common stock.

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


ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, with the participation of its management, carried out an evaluation of the effectiveness of the Company's disclosure control and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in making known to them, recording, processing, summarizing and reporting on a timely basis, material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On February 25, 2003 the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates, including "SDS LLC" (the "Plaintiffs"), pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over unpaid commissions and the release of common stock issued to them. On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company's assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs' claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs and on January 30, 2004, the Company made a cash deposit into a special purpose levy bank account for $144,275, which was attached by the Plaintiffs.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the three-months ended December 31, 2004, the Company issued Units to two investors consisting of (i) $200,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance; (ii) 200,000 shares of the Company's common stock; and (iii) three-year warrants to purchase 200,000 shares of common stock, exercisable at $2.00 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          The Company continued to be in default on $250,000 of Senior Notes during the three months ended December 31, 2004. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2004 is $112,356.

          The Company also continues to be in default on a $50,000 principal amount promissory note issued in May 2002, a $50,000 principal amount promissory note issued in September 2003, a $60,000 principal amount promissory note issued in January 2004 and a $100,000 principal amount promissory note issued in March 2004. The Notes continue to accrue interest at 15% per annum and 2,500 penalty warrants per month have begun to accrue on the first $50,000 note since January 10, 2003, 2,500 penalty warrants per month have begun to accrue on the second $50,000 note since April 19, 2004, 3,000 penalty warrants per month have begun to accrue on the $60,000 note since August 2, 2004 and 5,000 penalty warrants per month have begun to accrue on the $100,000 note since October 14, 2004. The accrued interest on these Notes at December 31, 2004 is $36,507.

          In total, at December 31, 2004, $1,327,000 principal amount of the $1,937,000 principal amount of promissory notes are in default and $313,982 of interest had accrued on these outstanding notes as of such date.

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

(b) The Company filed no reports on Form 8-K during the quarterly period ended December 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 14, 2005                          /s/ Geoffrey P. Talbot
                                                 ------------------------------
                                                 Name:  Geoffrey P. Talbot
                                                 Title: Chief Financial Officer

EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

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