Form 10KSB
period 2005-03-31
STATMON TECHNOLOGIES CORP
filed 2005-07-14
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _________________

Commission File No. 000-09751

STATMON TECHNOLOGIES CORP.
____________________________________________________
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

----------------------------------
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $1,414,096

As of June 30, 2005, 5,365,205 shares of the Company’s common stock, par value $.01 per share, were held by non-affiliates which had a market value of approximately $3,776,644 based on available OTCBB quote at the average between the bid and asked price of $0.70. The number of shares of common stock of the registrant outstanding as of June 30, 2005 was 12,761,057.

TABLE OF CONTENTS

Page

PART I

ITEM 1. Description of Business	1

ITEM 2. Description of Properties	20

ITEM 3. Legal Proceedings	20

ITEM 4. Submission of Matters to a Vote of Securities Holders	21

PART II

PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act	29

ITEM 10. Executive Compensation	32

ITEM 11. Security Ownership of Certain Beneficial Owners and Management	33

ITEM 12. Certain Relationships and Related Transactions	34

PART IV

ITEM 13. Exhibits and Reports on Form 8-K	35

ITEM 14. Principal Accountant Fees and Services	37

Signature Page	38

This report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. Some of such statements involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "plan," "project," "continue," "believe," "expect," "anticipate," "intend," "estimate" and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. Such statements involve known and unknown risks, uncertainties and situations that might cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" on page 11 of this Form 10-KSB, along with any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

In this Report, “Statmon”, “the Company”, “we”, “us”, or “our” refer to Statmon Technologies Corp. and its wholly-owned subsidiary Statmon-eBI Solutions, LLC.

ITEM 1.  DESCRIPTION OF BUSINESS

Company Overview

Statmon Technologies Corp. (the “Company”) develops, markets and licenses a remote control, monitoring and facilities management platform designed for universal application across vertical markets. Customers utilize our proprietary application software and integration platform to connect and manage multiple site operations in real time by integrating disparate software systems with diverse numbers of analog and digital devices. Multiple sites can automatically interact with each other and report up stream to a single dashboard style application software with customized screens and drill-down control capabilities all accessible from any Internet or network connection. Additional features of the platform include automatic bi-directional control and response, root cause analysis, data aggregation and alarm notification. The platform proactively automates and optimizes mission critical devices and integrates facilities management operations. Our proprietary software products include the "Axess" and "Neuro" applications. Harris Broadcast Communications, a division of Harris Corporation (“Harris”) have re-badged Axess as “ReCon” under an OEM agreement for their Harris Broadcast clients. Axess, Neuro and ReCon interface with the Company’s integration products including the "EIF", "UIF" and "UVM" product lines.

Our significant clients include General Electric - NBC/Telemundo Network, Viacom - CBS, Disney - ABC TV & Radio Networks, Harris Broadcast and Sinclair Broadcasting. We recently announced an alliance with Pixelmetrix Corporation Pte Ltd, a Singapore based leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Pixelmetrix alliance was formed to provide a unique control, management and test measurement solution for the digital television (DTV) and telecommunications markets. Additionally, we also recently announced a joint venture with US Energy Systems Corp., which is focused on the telecommunications, DC Power/stored energy and infrastructure markets. The US Energy joint venture has three Beta sites conducting live testing and capabilities analysis with governmental infrastructure clients with large numbers of remotes sites. We are beta testing with two battery monitoring device companies who have worldwide installations that include local, state and federal government, military, oil refining, petrochemical and energy infrastructure operations. We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”).

History

The Company was previously known as Viable Resources Inc. ("Viable") and was incorporated in the State of Nevada on August 24, 1978 with authorized common stock of 25,000,000 shares at a par value of $0.01 per share. Between 1978 and 1992, Viable was engaged in the mining business. On February 29, 1984, Viable filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Act in the United States Bankruptcy Court in the District of Wyoming (the “Viable Resources Bankruptcy”). On July 13, 1988, the Bankruptcy Court issued the final decree closing the case of Viable Resources, Inc. (No. 84-00138-B), pursuant to Rule 3022 under the U.S. Bankruptcy Act. During 1992, Viable ceased operations and it remained inactive until June 2002 when it proceeded with a reverse merger by acquiring all of the issued and outstanding common stock of Statmon Technologies Corp. (“Statmon Delaware”), a privately held Delaware corporation incorporated in June 2000. As a result, Statmon Delaware became a wholly-owned subsidiary of the Company and the principal shareholders of Statmon Delaware became the controlling shareholders of the Company. All pre-existing debt incurred or identified after the Viable Resources Bankruptcy had been extinguished by the statute of limitations or was previously settled before the transaction with Statmon Delaware.

Prior to the transaction with Statmon Delaware, the Viable Board of Directors, and a majority of its shareholders as of May 22, 2002, approved the Agreement and Plan of Reorganization (the “Plan of Reorganization”) between the Company and Statmon Delaware. Under the Plan of Reorganization the Company changed its name to “Statmon Technologies Corp.” and exchanged 7,575,000 shares of its common stock (on a post reverse split basis) for all of the issued and outstanding common stock of Statmon Delaware. The Company's issued and outstanding common stock was consolidated (reverse split) on a one for sixteen basis on June 12, 2002, the effective date of the transaction.

In connection with the Plan of Reorganization, the Company also issued warrants to purchase 250,000 shares of common stock (post reverse split) at $5.00 per share for a period of five years to the members of the Viable Board of Directors, all of whom resigned upon the appointment of the present members of the Board of Directors on June 13, 2002.

To pursue systems integration and new vertical market opportunities for Statmon products, in June 2001 we established “Statmon Professional Services Organization”, d/b/a “Statmon PSO”, in conjunction with Blue Skies LLC, (“Blue Skies”) an integration consulting firm controlled by Mr. John Hoff. Blue Skies introduced “eBI Solutions LLC” to the Company and in June 2002 in association with a joint venture we formed “SeBI” to replace the Statmon PSO activities and pursue specialized enterprise systems integration business and new vertical market opportunities for Statmon’s products.

Software History

Peter J. Upfold, our Chief Technical Officer (CTO), Vice Chairman, Director and largest shareholder, initially developed the proprietary technology upon which our software products are based for the Australian and New Zealand broadcast industry to monitor and control satellite earth-stations, television and radio transmitters, broadcasting towers, television and radio station devices and computer networks. After 12 years of development, the software and integration technology was launched in 1996 and it has been installed in more than 60 broadcast sites in Australia and New Zealand, including satellite operator NewSkies-SATTEL and the Clear Channel controlled TRN-Radio New Zealand network.

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

In 2001-2002, we installed our products throughout the GE Capital-owned NBC Television Network, inside the GE Capital wide area network (“WAN”) and also commenced rollouts for major broadcast station groups, including ABC-Disney, Telemundo (owned by NBC), Sinclair Broadcasting, Lin Television, Tribune, Hearst Argyle, Raycom and others.

On January 18, 2003 we entered into a three-year original equipment manufacturer (“OEM”) distribution agreement with Harris Broadcast Communications, a division of Harris Corporation (“Harris”). Under this agreement Harris became our OEM broadcast industry distributor and received certain exclusivity rights based on minimum purchases of our software and hardware products. Harris’s right to exclusivity in the broadcast industry terminated on July 22, 2004, although we continue to work closely together. Harris is a dominant equipment manufacturer and software distributor in the broadcast market with over 1,600 sales engineers worldwide. Harris has branded our "Axess" application software as "ReCon". We have interfaced our software with the Harris transmitter line of hardware and software products. Sales and marketing of ReCon under the Harris banner were launched at the National Association of Broadcasters ("NAB") trade show in Las Vegas in April 2003. Our ReCon product received the prestigious Broadcast Engineering (The Journal of Digital Television) sponsored "Broadcast Engineering 2003 Pick Hit Award."

Certain of our significant clients, NBC/Telemundo, Sinclair Television and Lin Broadcasting, are excluded from the Harris OEM agreement, even during Harris’s exclusive period. With the termination of the Harris exclusivity restrictions we are now able to access complimentary sales channels in the broadcast market through our internal sales force and new sales channels including Pixelmetrix.

Products and Services

Our technology is a sophisticated control panel, or "dashboard style" management tool kit, linking digital and analog control and information generating elements on a wide scale or narrow channel basis. We believe that pre-packaged, product-based solutions such as ours are replacing custom “in-house” software and integration services. Our proprietary technology products offer bi-directional telemetry for remote control, automation, self-healing and monitoring of devices, systems and facilities in real time which results in improved operating efficiencies, headcount reductions and a greater return on investment (“ROI”). We believe additional ”value-add” can also be derived from the ability to process and disseminate vast amounts of gathered information into real time management information, as well as predictive trends analyses and statutory compliance reporting packages.

We plan to launch a “central server model solution”, which allows the data to reside at a Statmon facility. This offering is attractive to customers who prefer outsourcing and pay for services as an ongoing operating expense rather than capital expenditure. We believe services or out-sourcing models are gaining popularity in the market place.

During our brief history we have established a successful track record with major corporations including NBC, CBS, ABC and Harris, where our products are considered highly stable and reliable and the Company highly responsive to customers needs. Our products are fully scalable and are designed to offer off-the-shelf solutions to our business customers to help them deliver measurable improvements in their operating margins and asset management. In the government sector we believe that our products can make time critical institutional, defense and governmental infrastructure projects, such as first responder telecommunications, power and water management, Homeland Security and others achievable and affordable within capital budget constraints.

Asset management and security have become a major priority since September 11, 2001, facilitating a worldwide review of the needs for real-time monitoring, automation and remote management capabilities. We believe that this environment has presented a significant opportunity for us to incorporate appropriate features and functionality into our proven application software. For example, the major television networks are automating the FCC required Emergency Alert System (EAS) alarm system with our software, as well as monitoring their mission-critical transmission, microwave links, studio and facilities management operations.

We are making progress expanding outside the broadcast industry into other vertical markets where we are adapting our proprietary software and integration technologies to provide real time monitoring and remote control capabilities across a range of markets. We are interfacing front-end custom screen, protocols and system integration to industry specific analog and digital devices and different types of disparate network systems. We have aligned with three new strategic distribution partners who already have an install base where our products can be employed as middleware and/or provide complete end-to-end and system-wide facilities management solutions.

Software

Axess

The Axess software application remotely monitors devices, networks and systems where automatic control and response is required. With Axess, system operators and engineers can remotely manage operations at the device level and rely on the system’s automation capabilities, as well as alarm notification, root cause analysis and fault descriptions, triggered when situations exceed a predetermined range or parameters. Axess can take immediate pre-programmed action on its own, such as switching to a redundant system, segregating or resetting devices, running a control program, or disabling fault-causing issues. Axess operates on a Windows platform, is fully scalable and can simultaneously monitor large numbers of devices, networks and systems. ReCon is the Harris branded broadcast version of Axess.

Neuro

Neuro is an embedded software engine and database designed for use with our EIF-32 hardware. It incorporates features of Axess with the added benefit of self-monitoring and stand-alone operation or multi-site operation with Axess. The software enables the system operator or engineer to communicate remotely with devices and equipment situated in the field and control settings and to retrieve critical data without operators physically having to visit the site.

Hardware

UIF-32 (Universal Interface Unit)

The UIF-32 is a universal interface designed to allow Axess to collect 32 channels of analog, logic type and control information. The UIF-32 translates the General Purpose Input and Output (“GPI/GPO”) channels into serial or TCP/Ethernet data streams for process by Axess. The UIF-32 is a “passive” device, which means it simply relays information from devices, such as temperature sensors, door alarms and light switches.

UIF-96S (Universal Interface Unit)

The UIF-96S is a universal interface designed to allow Axess to collect information from 96 logic type channels.

EIF-32 (Embedded Interface Unit)

The EIF-32 is a Universal Interface similar to the UIF-32, but upgraded with an embedded computer. The EIF-32 can be a stand-alone device or be integrated with the Axess software. It operates using the Neuro software, and can interface with our Axess software for enhanced functionality and multi-site operations. The EIF-32 is an intelligent device that enables the system operator or engineer to remotely connect to equipment situated in the field to retrieve critical data without visiting the site.

UVM-6 (Universal Voltage Monitor)

The UVM-6 is a hardware interface that allows a host computer to accurately measure and monitor six different A.C. line voltage (mains) sources on a remote basis.

Key Features of Our Products

We have designed our proprietary software and hardware products with a number of key features to meet the needs of our customers in all markets, including:

•	Ease of implementation, installation, maintenance, and upgrade;

•	Fully scalable and customizable;

•	Ability to integrate the monitoring and management of a wide range of protocols and disparate systems and devices;

•	Low-cost, off-the-shelf hardware and software, utilizing the Windows operating system, used in conjunction with a standard personal computer, laptop, PDA, or other handheld computerized device;

•	Real-time remote access, self-healing, control and monitoring of diverse systems, intelligent and passive devices;

•	Real-time digital data collection, aggregation and information management services;

•	Time and motion efficiencies through remote-site monitoring, managing and remote control capabilities from any web-enabled location;

•	Device automation redundancy and "fail-safe" problem solving;

•	Additional assurance against system down-time by preemption and prevention rather than cure;

•	Preventative maintenance opportunities based upon trend analysis of collected data; and

•	The ability to “daisy-chain” the hardware devices from a single serial or LAN (Local Area Network) connection.

Integration Services

Systems integration is an integral aspect of business development in the software industry. Our strategy is to leverage the value proposition of our remote control and monitoring products with full integration and end-to-end solutions across a range of vertical markets. In June 2001, we initiated Statmon PSO to provide integration services and support for our software products, hardware, as well as network support, e-business integration and ERP implementation services. To perform integration and consulting services for our clients, Statmon PSO contracted with consultancy firm Blue Skies LLC (“Blue Skies”), a related entity controlled by John Hoff, one of our principal shareholders, which continued until June 2003. Statmon PSO was replaced by Statmon- eBI Solutions, LLC (“SeBI”), formed to focus on opportunities in the e-business integration market and opportunities for the development of new software and hardware products to remote control and monitor systems at the device level up to the enterprise level.

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

Customers

Customers for our software and hardware products include Harris, NBC/Telemundo-GE Capital, ABC-Disney, CBS-Viacom, Sinclair and Lin Television and major customers of Harris Broadcast, including Belo, Hearst Argyle and Tribune Broadcasting. These broadcast customers use our technology to monitor, automate and manage transmission, audio, video and data.

Customers for our systems integration services include Blue Skies, Emi Music, Columbia Sportswear, Warner Music Group Services, Mountain High Resorts and WestCon.

In fiscal 2005, Harris, WestCon and Blue Skies represented 36%, 22% and 19% of our revenues, respectively. In fiscal 2004, Harris, WestCon and Mountain High Resorts represented 60%, 17% and 5% of our revenues, respectively.

Fiscal 2006 Goals

Our goals for fiscal 2006, given sufficient capital, are to:

•
Aggressively promote the Company’s flagship software product “Axess” and associated product lines into the expanded sales and distribution channels including the US Energy Systems Joint Venture, Pixelmetrix OEM, Nautel, BTECH OEM and the Harris Broadcast OEM;

•	Ramp up the product positioning and company profile in the financial and vertical markets;

•	Expand the in-house sales and sales channel business development team;

•	Increase focus on the worldwide radio market and digital transmitter retrofit cycle;

•	Identify strategic vertical market collaboration opportunities in the energy, telecommunications, power management, military, government and corporate infrastructure markets;

•	Identify strategic vertical market operators with complimentary technologies for end-to-end solutions including power supply, database, wireless and sensor technologies;

•
Recruit appropriate industry experts for our target strategic vertical markets; such experts understand the needs and have deep industry knowledge and contacts, plus a vision for the integration of our products and services; and

•	Evaluate private label/OEM opportunities domestically and internationally to exploit our technology in markets and for applications within and beyond our current scope.

Radio and Television Broadcasting Industry

Several significant rules issued by the Federal Communications Commission (FCC) of the United States in the late 1990’s opened opportunities for our products in the United States broadcast industry. These changes included (i) radio and other broadcast stations are allowed to operate “unattended”, provided a reliable remote control system is installed, (ii) station owners are permitted to own multiple stations in a single marketplace and broadcast multiple call signals from the same physical location, and (iii) stations are required to transmit both HDTV and analog television signals until 2006.

These developments dramatically affected management and ownership structures in the radio and television broadcast industry. This is an industry that has traditionally been so competitive that radio and television station owners, management and employees would not even communicate with the teams from rival networks. The FCC rule changes have promoted rapid consolidation, making it common to find network giants such as ABC, FOX, and even new market share diluting competitors, operating out of a single building with common infrastructure and staff. We believe that these evolving broadcast industry circumstances will continue to provide on-going opportunities for us, including the central server model and the outsourcing of remote control and services.

Software Industry

With the solid benefits offered by a web-enabled system, we believe the majority of large enterprises will now transition their software to this architecture over the next decade. In fact, many software vendors are rushing to develop new functionality that was previously cost-prohibitive under either client/server or mainframe systems.

As the software industry has evolved, so have the demands of enterprises purchasing software and integration services. Enterprises have become more discriminating and more influential in dictating their terms to the software industry. Enterprises increasingly want to buy from vendors that provide highly functional products within newer areas such as asset and facilities management, system and device control and monitoring, supply chain and procurement as well as in the bread-and-butter application areas such as Enterprise Resource Planning (ERP). Leading-edge, web-based architecture is also coming to be seen as an essential need for operations. Moreover, companies are beginning to expect software vendors to bear an increased portion of the integration burden by developing out-of-the box connectors to common applications and devices.

Business Strategy - Potential New Vertical Markets

We plan to launch our products into an expanding range of vertical markets, including power management, telecommunications, infrastructure, energy, institutional, defense and governmental markets.

We believe virtually any device, in any quantity, for any application, can be networked to provide full system integration for multiple site automation, monitoring, management, remote control and/or the aggregation of data. Our products are designed to be robust and adaptable to a multitude of vertical markets. We are focused on the ongoing development of our products and will seek strategic partners with pre-existing install bases and/or wide scale distribution. We believe these relationships will enable us to penetrate markets where we do not have a presence.

Our acceptance by the major broadcasters has permitted us to demonstrate the powerful functions, capabilities and stability of our core technology platform. The current version of our proprietary software is designed to provide a low cost, non-customized solution to allow customers to monitor in real time, in digital or analog mode, many different varieties and numbers of sites, systems and remote devices. Our goal in this regard is to market our software as a cross-industry, cross-application, end-to-end or middleware solution that can demonstrate the same cost-saving efficiencies and fail-safe automation in a wide range of applications and markets as we currently do in the broadcast industry.

Our product and integration business strategy is to directly license our proprietary products to all levels of broadcasters including Pixelmetrix and Harris as well as collaborating with systems integrators and strategic partners, like US Energy Systems Corp., for Joint Venture, Strategic Alliance, and/or Private Label/OEM distribution across the virtually unlimited range of vertical markets. We believe that collaboration with powerful strategic partners will identify solution opportunities utilizing the Statmon products for monitoring, self-healing, automated asset management and/or remote control of technical operations, including the aggregation of data.

Our objective is to be perceived in the market as a leading remote control, monitoring and facilities management solution provider. We give our new customers extensive training in our technology and its functionalities and provide materials and customer support for the on-going maintenance, monitoring and use of our products. We may also provide this total solution through our strategic partnerships and joint ventures, so that our products and applications can achieve greater distribution and use.

We are identifying Domestic and Foreign partners and proceeding with our evaluation and development of a number of additional vertical markets, including the following:

•	Telecommunications;

•	Energy Industry;

•	Tower Management;

•	Homeland Security - Remote Control, Monitoring and Surveillance; and

•	Infrastructure - Remote Control, Monitoring and Data Aggregation.

Examples of our capabilities within these potential new markets include assisting companies in the low cost management of power supply, remote site equipment and devices and other similar applications.

Competition

The monitoring and remote control of devices and disparate systems market is becoming more diverse everyday. The Microsoft touted "smart house" is a much-discussed example of remote device control. IBM has run network television commercials where a refrigerator calls a repairman before it breaks down. We have similar network-based Remote Device Management technologies currently implemented in the broadcast industry which are suitable for a broad range of applications including the consumer markets.

Several hardware-based vendors provide monitoring solutions to the radio and television broadcast facility industry. ILC is a direct software based competitor and AST has recently entered the market in an attempt to imitate Statmon’s products. Burk-Gentner, Mosley and others represent a significant portion of the marketplace primarily focused on transmitter monitoring. These products are quality offerings designed by companies and individuals who have strong industry contacts. These products are typically marketed directly to the engineering department at radio and television stations as a method of increased convenience. We believe that our products are a more comprehensive, convenient and cost-effective solution to information management needs and a solution applicable to all of our customers’ mission-critical business operations.

For over ten years, many companies have targeted the manufacturing process and data center market with products similar in fit, form and function to us, including Hewlett Packard, IBM, National Instruments Corp., P.R.I. Automation, Kingfisher and Wonderware. These companies have achieved varying levels of success in the Manufacturing and Engineering Design market space. Although it does not appear that these companies are focused on expansion outside their core industries, they do represent a peripheral competitive threat to us.

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

Business Development

We believe that the most appropriately targeted customer will be the President, CEO, CFO or Vice-President of Engineering in organizations that manage multiple networks or facilities with numerous potential applications. Due to the executive level at which we are selling and the relatively large organizations that we are targeting, it will be necessary for our senior-level management to be actively involved in the sales process. In addition, we plan to supplement the business development team with industry specialists who can aid in the product development, selection of strategic partners and sales channel opportunities in each vertical market.

We plan to attend various symposiums for vendors, including national, state and local government conferences and symposiums, and to publicize our products and services in various trade journals, including security companies, contractors and the transportation industry. We will, however, place emphasis on our partnering model in which we will market to companies that have existing installed bases with product offerings where we are able to provide value-added products and services. We may structure these relationships through OEM license agreements, joint ventures, partnerships and similar arrangements.

In order to fully maximize the potential of our technology and proprietary knowledge we will need to enlist the greater resources of strategic partners and distributors. These relationships will enable us to further penetrate our existing markets, as well as to enable us to penetrate markets where we do not have a presence. Licensing our products for private label/OEM distribution will allow us to broaden our revenue base on a marginal cost basis. We are actively seeking appropriate alliances and partnerships with entities in energy, power management, wireless, security, environmental, government infrastructure, defense and other strategic emerging markets. Furthermore, we are pursuing domestic and international software distributors that service the computer network and web server management markets.

Customer Support and Service

We believe that the support and service we provide to our customers are key competitive advantages and, as part of our strategy, we will continue to focus on the development of such support and service. The types of services that we provide to our customers include:

•	Tiered levels of support based on the size of the customer;

•	Centralized technical support;

•	On-site and twenty-four hour off-site technical support;

•	Centralized and on-site training;

•	Application solution design services; and

•	Non-warranty product replacement or repair.

Research and Development

Our research and development efforts are focused on constantly improving the functionality and performance of our software products and services. We obtain extensive product development input from our customers and potential customers and monitor our customers' evolving needs and changes in the marketplace. We believe our success will depend, in part, on our ability to develop and produce new software features, functionality and enhancements to our existing platform and products. We have made investments and continue to invest in research and development. Our research and development expenditures were approximately $381,000 in fiscal 2005 and $232,000 in fiscal 2004. If we are unable to develop new enhancements to our existing products on a timely basis, or if our new enhancements fail to achieve market acceptance, our business, prospects and results of operation will suffer.

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

Patents, Trademarks, Copyrights and Licenses

We have designed our software products for use with personal computers and devices running in the Microsoft Windows operating environment. We rely on internally developed computer code, new technologies and know-how to help us protect our intellectual property. In addition, we regard our technology as proprietary and attempt to protect it by implementing security password codes, encryption and may seek patents, copyrights or trademarks, where appropriate, and by invoking trade secret laws and confidentiality and non-disclosure agreements.

We have trademark protection for our name on our products and intend to apply for registration of certain copyrights and key trademarks and service marks and intend to introduce new trademarks and service marks, where we deem appropriate. We have not applied for nor do we hold any patents on any of our products. We understand that the means that we have used afford only limited protection and may not adequately protect our rights. In addition, despite the precautions, it may be possible for a third-party to obtain our services or technology without authorization. We also run the risk of a third-party developing similar technology independently through reverse engineering techniques. In the event this occurs we will seek protection and remedy through the courts. Because of the dynamic state of the development of application software, we use the strategy that continual product enhancement and development is perhaps our best intellectual property protection, although this may not, in fact, be the case.

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

Employees

As of June 30, 2005 we had eleven full-time employees, of which two were engaged in sales, marketing and sales channel development; two were engaged in technical support and training; three were engaged in software development and engineering; and four were engaged in management, administration, finance and operations. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

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

Prospective investors should carefully consider the following risk factors in evaluating our business and us. The factors listed below represent certain important factors which we believe could cause our business results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

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

We Have a History of Net Losses and May Never Achieve or Maintain Profitability.
We have a history of incurring losses from operations. As of March 31, 2005, we had an accumulated deficit of approximately $6,670,000. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, attempt to develop new market verticals, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our Auditors Have Expressed a Going Concern Opinion.
Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

Future Capital Needs, Uncertainty of Future Additional Financing.
We currently anticipate that our available funds and resources, including product sales, will not be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to repay our existing indebtedness if we are not able to extend the maturity dates of our notes, as well as to pursue new market verticals, develop new or enhanced products, respond to competitive pressures and acquire complementary businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders. There can be no assurance that we can obtain additional financing or obtain it on terms favorable to us. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, new market verticals, promote our products as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operation and financial condition.

We May Not be Able to Refinance Short-Term Promissory Notes that are Coming Due.
We issued approximately $2.2 million of short-term promissory notes which have matured or will mature by March 31, 2006. Our goal is to raise additional equity capital before the end of 2005. In addition, we may seek to extend the maturity dates of some or all of these notes in order to give us time to implement a longer-term financing strategy. We may be required to pay certain of the notes prior to the completion of our longer-term financing strategy and, in this connection, issue additional short-term debt or equity securities to raise the capital to do so. If we are unable to either extend the maturity dates of the notes or repay them through raising additional capital, the holders of such notes could demand payment, causing our insolvency, which would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be able to raise sufficient capital to retire this short-term debt, or be able to do so on terms acceptable to us.

Failure to timely file certain regulatory filings
We are in the process of filing certain delinquent Federal, State and Local compensation related filings, which may subject us to additional payroll related liabilities, the amount of which cannot be determined at this time.

Undetected Errors or Failures in Our Software Could Result in Loss or Delay in the Market Acceptance of Our Product, Lost Sales or Costly Litigation.
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

Fluctuations in Quarterly Operating Results.
We expect to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others, delays in our introduction of products or product enhancement for the automation remote monitoring and process control software market; introduction of new product or products enhancement for such market by our competitors or other providers of hardware, software and components costs associated with product or technology acquisitions; the size and timing of individual orders, software "bugs" or other product quality problems, competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in our personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, we believe that period-to-period comparisons of our past results of operations may not necessarily be relied upon as indications of future performance.

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

We May Fail to Keep Pace With Rapidly Changing Technologies.
The vertical market segments we are targeting are characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors require management to continually improve the performance, features and reliability of the array of our products. We may not respond quickly enough or on a cost-effective basis to these developments. We may not achieve widespread acceptance of our services before our competitors offer products and services with speed, performance, features and quality similar to or better than our products or that are more cost-effective than our services.

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

Loss of Key Personnel Could Harm Our Business.
Given the early stage of development of our business, we depend highly on the performance and efforts of our CEO, Geoffrey Talbot, our CTO, Peter Upfold, our COO, Kevin Harris, our head of programming, Nigel Brownett, and the Board of Directors. If we lose the service of any members of our management team or other key personnel, our business prospects will be materially and adversely impacted.

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

If third parties assert that our products or technologies infringe upon their intellectual property rights, our reputation and ability to license or sell our products could be harmed. Whether or not the litigation has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

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

We intend to apply for registration of certain copyrights and a number of key trademarks and service marks and intend to introduce new trademarks and service marks, if we deem such actions appropriate under the circumstances. We may not be successful in obtaining registration for one or more of these trademarks. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, we cannot assure that competitors or other parties have not filed or in the future will not file applications for, have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

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
Our common stock is currently traded on the OTC Bulletin Board (ticker symbol “STCA.OB”) and is considered a “penny stock”.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Statmon Technologies Corp. leases and maintains its principal place of business at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210. The Company renewed its lease on February 1, 2005 and increased the leased square footage from 2,351 to 3,953 square feet. The lease term runs through January 31, 2010 with an option to terminate after 36 months from the commencement date. The straight-line rent expense is $10,374 per month. On August 16, 2004, we entered into a six-month lease for a 150 square foot office in an executive office suite in Louisville, Kentucky at a rate of $850 per month. After lease expiration, we have continued to rent the space on a month-to-month basis. We use this as a regional sales and business development office.

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

Effective June 14, 2004, the parties settled the lawsuit. Under the settlement the Company paid $164,275 in cash, including $144,275 from the release of the attached funds, and the Plaintiffs assigned 1,120,000 shares of common stock issued to them back to the Company for cancellation. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and have issued 373,396 restricted and unregistered shares of its common stock pursuant to rule 144 of the Securities and Exchange Act of 1933 to its legal counsel in connection with the settlement.

The Company was subject to several creditor related threatened legal proceedings and claims arising in the ordinary course of business in fiscal 2005. It has resolved all of these matters in a manner that did not have a material adverse effect on its financial condition, results of operations or cash flows.

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others. The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants et. al. were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference With Plaintiffs Business Relationships, Negligent Interference With Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. Company will advance and pay the costs and expenses of litigation. The Company expects to prevail in the proceedings. However, in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal years ended March 31, 2005.

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

The Company’s common stock, par value $.01 per share (the “Common Stock”), is currently quoted on the OTC Bulletin Board under the symbol “STCA.OB”. The high/low closing prices of the Company’s common stock were as follows for the periods below, as reported on www.bigcharts.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid
Fiscal Year Ended March 31, 2005
1st Quarter	1.46	0.76
2nd Quarter	0.86	0.52
3rd Quarter	0.95	0.63
4th Quarter	0.98	0.70

Fiscal Year Ended March 31, 2004
1st Quarter	1.46	0.61
2nd Quarter	1.51	0.71
3rd Quarter	1.40	0.61
4th Quarter	1.36	0.71

As of June 30, 2005, we had approximately 1,713 shareholders of record for our common stock.

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

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year end March 31, 2005. Unless otherwise indicated, such sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuance of stock and warrants in relation to new debt:

•
In April 2004, the Company issued 20,000 shares of common stock and 20,000 warrants to purchase shares of our common stock at an exercise price of $1.00 per share in association with the issuance of a $20,000 promissory note due 180 days from the date of issuance bearing interest at 10% per annum.

•
In August 2004, the Company issued 250,000 shares of common stock and 250,000 warrants to purchase shares of our common stock at an exercise price of $1.00 per share in association with the issuance of a $250,000 promissory note due 180 days from the date of issuance bearing interest at 10% per annum.

•
In October 2004, the Company issued 20,000 shares of common stock and 20,000 warrants to purchase shares of our common stock at an exercise price of $1.00 per share in association with the issuance of a $20,000 promissory note due 180 days from the date of issuance bearing interest at 10% per annum.

•
In October 2004, the Company issued 100,000 shares of common stock and 100,000 warrants to purchase shares of our common stock at an exercise price of $2.00 per share in association with the issuance of a $100,000 promissory note due 365 days from the date of issuance bearing interest at 10% per annum.

•
In December 2004, the Company issued 100,000 shares of common stock and 100,000 warrants to purchase shares of our common stock at an exercise price of $2.00 per share in association with the issuance of a $100,000 promissory note due 365 days from the date of issuance bearing interest at 10% per annum.

•
In February 2005, the Company issued 25,000 shares of common stock and 25,000 warrants to purchase shares of our common stock at an exercise price of $2.00 per share in association with the issuance of a $25,000 promissory note due 365 days from the date of issuance bearing interest at 10% per annum.

•
In March 2005, the Company issued 225,000 shares of common stock and 225,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $225,000 promissory note due 365 days from the date of issuance bearing interest at 10% per annum.

•
In March 2005, the Company issued 25,000 shares of common stock and 25,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $25,000 promissory note due 365 days from the date of issuance bearing interest at 10% per annum.

Other issuances of stock and warrants:

•
In September 2004, the Company issued 373,396 shares of common stock to its legal counsel in connection with the SDS litigation settlement. The Company cancelled 1,120,000 shares as a result of this settlement. See the discussion in Item 3.

•
On October 19, 2004, the Company issued warrants to purchase 103,700 shares of common stock exercisable at a price of $1.00 per share for a term of three years in connection with a contract dated May 27, 2003 between the Company and Berwyn Capital & Advisory, LLC for their services as the Company’s non-exclusive placement agent in connection with the private placement of $1,037,000 worth of Units. These warrants were valued at $53,666.

•	On February 28, 2005, the Company issued 200,000 shares each of common stock to two employees in consideration for their ongoing efforts on behalf of the Company. These shares were valued at $260,000.
•
At the end of each fiscal quarter, the Company issued 75,000 shares of common stock in connection with secured Senior Notes that are in default for a total of 300,000 share of common stock for the fiscal year.

•
The Company has granted warrants to purchase 848,186 shares of common stock at an exercise price of $1.00 per share related to penalty provisions for promissory notes in default. The Company will issue the penalty warrants to the holders upon payment of such notes. These warrants were valued at $526,234.

•
On March 31, 2005, the Company granted warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of three years to Source Capital Group, Inc. in connection with its sale of $250,000 of Units during fiscal 2005. These warrants were valued at $12,500.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

We develop, market and license a remote control, monitoring and facilities management platform designed for universal application across vertical markets. Customers use our proprietary application software and integration platform to connect and manage multiple site operations in real time by integrating disparate software systems with diverse numbers of analog and digital devices. Multiple sites can automatically interact with each other and report up stream to a single dashboard style application software with customized screens and drill-down control capabilities all assessable from any Internet or network connection. Additional features of the platform include automatic bi-directional control and response, root cause analysis, data aggregation and alarm notification. The platform proactively automates and optimizes mission critical devices and integrates facilities management operations. Our proprietary software products include the "Axess" and "Neuro" applications. Harris Broadcast Communications, a division of Harris Corporation (“Harris”) have re-badged Axess as “ReCon” under an OEM agreement for their Harris Broadcast clients. Axess, Neuro and ReCon interface with the Company’s integration products including the "EIF", "UIF" and "UVM" product lines.

The Company’s significant clients include General Electric - NBC/Telemundo Network, Viacom - CBS, Disney - ABC TV & Radio Networks, Harris Broadcast and Sinclair Broadcasting. The Company recently announced an alliance with Pixelmetrix Corporation Pte Ltd, a Singapore based leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Pixelmetrix alliance was formed to provide a unique control, management and test measurement solution for the digital television (DTV) and telecommunications markets. The Company recently announced a joint venture with US Energy Systems Corp., which is focused on the telecommunications, DC Power/stored energy and infrastructure markets. The US Energy joint venture has three Beta sites conducting live testing and capabilities analysis with governmental infrastructure clients. The Company is beta testing with two battery monitoring device companies who have worldwide install bases including local, state and federal government, military, oil refining, petrochemical and energy infrastructure operations.

To pursue systems integration and new vertical market opportunities for Statmon products, in June 2001 we established “Statmon Professional Services Organization”, d/b/a “Statmon PSO”, in conjunction with Blue Skies LLC, (“Blue Skies”) an integration consulting firm controlled by John Hoff. Blue Skies introduced “eBI Solutions LLC” to the Company and in June 2002 we formed “SeBI LLC” to replace the Statmon PSO activities and pursue specialized enterprise systems integration business and new vertical market opportunities.

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

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2005 AND 2004

REVENUES - For the year ended March 31, 2005 total revenues decreased to $1,414,096 compared to $2,511,356 for the same period last year. Revenues consisted of $737,482 of product revenues and $676,614 of integration services revenues for the year ended March 31, 2005. Revenues consisted of $1,770,211 of product revenues and $741,144 of integration services revenues for the year ended March 31, 2004.  The decrease in product revenues of approximately $1,000,000 is due to weak broadcast sales as the Company realigned its broadcast sales channel with Harris to a non-exclusive basis and the loss of the Sinclair Broadcasting business to a competitor. Harris has implemented several internal restructurings which impacted its inventory levels and product purchases from the Company in fiscal 2005. The Statmon distribution agreement with Harris reverted to a non-exclusive basis on July 18, 2004 when Harris failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006. Harris indicates that it remains committed to the long-term success of its ReCon branded version of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of the Harris relationship, it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris relationship through internally developed sales and the addition of new sales channels including Pixelmetrix.

GROSS PROFIT - For the year ended March 31, 2005 gross profit decreased to $987,802 compared to $1,785,770 for the same period last year. The decrease in gross profit relates to a corresponding decrease in revenues. Gross profit percentage decreased from approximately 71% for the year ended March 31, 2004 to approximately 70% for the year ended March 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES- For the year ended March 31, 2005 operating expenses increased to $2,215,936 compared to $1,303,537 for the same period last year. Selling, general and administrative expenses were approximately 157% of sales for the year ended March 31, 2005, compared to approximately 52% of sales during the same period last year. The increase of approximately $910,000 in selling, general and administrative expenses can be partially attributed to an increase in audit, legal and other public company expenses of approximately $340,000. These increases are primarily related to our audit of the Company’s financial statements for the fiscal years ended March 31, 2004 and 2003 and the three months ended March 31, 2002, the quarterly reviews for June, September and December 2004 and the costs associated with the preparation of the Company’s corporate tax returns. Additional increases can be attributed to an increase in personnel related costs of approximately $255,000 partially related to the Company’s efforts to realign its sales efforts in the Broadcast market due to the decrease of Broadcast sales from Harris during the 2005 fiscal year and a non-cash charge for stock-based compensation to two employees of $260,000.

OTHER EXPENSE - For the year ended March 31, 2005 other expense increased to $1,834,263 compared to $1,082,288 for the same period last year. This increase is primarily due to an increase in the amortization of financing costs of approximately $65,000 related to funds raised in fiscal 2004 and an increase in interest related expense of approximately $700,000 related to the borrowings, penalty interest rates and common stock and warrants issued in association with debt. The Company amortizes the value of stock and warrants issued in connection with debt over the life of the instrument.

NET LOSS - As a result of the above, for the year ended March 31, 2005 the Company recorded a net loss of $3,062,397 compared to a net loss of $600,055 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $191,974 as of March 31, 2005 compared to $92,527 at March 31, 2004. In April through June 2005, we received net proceeds of $250,000 from the sale of Units, the details of which are discussed below.

The Company has financed its cash requirements primarily through operations and short-term borrowings. From September 2000 to March 31, 2005, the Company has issued Units consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling $2,697,000. At March 31, 2005, $2,192,000 principal amount is outstanding.

Net cash used in operating activities was $398,546 and $884,017 for the years ended March 31, 2005 and 2004, respectively. The use of cash in 2005 is the result of a net loss of approximately $3,075,000, partially offset by non-cash charges related to (i) depreciation of $13,865, (ii) common stock and warrants issued in association with debt of $859,000, (iii) amortization of debt discount of $630,091, (iv) amortization of deferred financing costs of $104,172, and (v) charges for stock-based compensation of $260,000, and a net change in operating assets and liabilities of approximately $797,000. The use of cash in 2004 is the result of a net loss of approximately $600,055, partially offset by non-cash charges related to (i) depreciation of $10,237, (ii) common stock and warrants issued in association with debt of $572,427, (iii) amortization of debt discount of $359,257, and (iv) amortization of deferred financing costs of $38,961, and a net change in operating assets and liabilities of approximately ($1,265,000).

Net cash used in investing activities was $22,007 and $2,602 for the years ended March 31, 2005 and 2004, respectively. The use of cash in 2005 was primarily the result of a new capital lease for telephone equipment. The use of cash in 2004 was primarily the result of computer equipment purchases.

Net cash provided by financing activities was $520,000 and $970,704 for the years ended March 31, 2005 and 2004, respectively. Net cash provided by financing activities in fiscal 2005 was the result of proceeds from issuance of (i) $290,000 of Units consisting of a 180 day promissory note bearing interest at 10% per annum, a share of the Company’s common stock and three-year warrants to purchase shares at an exercise price of $1.00 per share, and (ii) $475,000 of Units consisting of a 365 day promissory note bearing interest at 10% per annum, a share of the Company’s common stock and three-year warrants to purchase shares at an exercise price of $1.50 per share, offset by note repayments of $245,000. Net cash provided by financing activities in fiscal 2004 was the result of proceeds from issuance of $1,187,000 of Units consisting of a 180 day promissory note bearing interest at 10% per annum, a share of the Company’s common stock and three-year warrants to purchase shares at an exercise price of $1.00 per share, offset by note repayments of $216,296.

Between April and June 2005, the Company sold Units composed of (i) $250,000 principal amount of promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 250,000 shares of common stock and (iii) warrants to purchase 250,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years.

As of March 31, 2005, the Company had a working capital deficiency of approximately $2,687,000 including notes payable and accrued interest totaling approximately $2,350,000, net of applicable debt discount. The Company has no long-term debt.

In order to continue our operations beyond December 2005, the Company will need to attain its revenue and profit margin goals, repay or obtain extensions on its existing debt and raise additional working capital through a private placement of equity or debt. The Company is currently in discussions with a placement agent related to a proposed equity placement. The Company intends to use the proceeds of any such offering to repay short-term debt, fund new market verticals and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding common stock.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $6,670,000 since its inception. Additionally, the Company had net working capital deficiencies of approximately $2,687,000 and $1,178,000 at March 31, 2005 and 2004, respectively, and negative cash flows from operations for the year ended March 31, 2005 and 2004 of approximately $399,000 and $884,000, respectively. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a list of what we feel are the most critical estimations that we must make when preparing our financial statements.

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

Effects of Recent Accounting Policies

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. It is not expected that SFAS No. 151 will have a material effect on the company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for small business issuers financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

In June 2005, the FASB published SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a material weakness in the financial reporting. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

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

The following table sets forth as of June 30, 2005, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company.

Name	Age	Position	Director and/or Officer Since
Geoffrey P. Talbot	57	Chairman, President, Chief Executive Officer & Chief Financial Officer	Chairman, President, Chief Executive Officer and Chief Financial Officer since June 2002
Peter J. Upfold	42	Chief Technology Officer, Vice Chairman, Director and Secretary	Vice Chairman, Chief Technology Officer and Director since June 2002
Kevin R. Harris	36	Chief Operating Officer	Since April 2004
Leonard Silverman, Ph.D.	65	Director	Director since June 2002
Robert B. Fields	68	Director	Director since June 2002

Set forth below is certain biographical information regarding each of the Company’s current executive officers and directors as of June 30, 2005.

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

Peter J. Upfold is a co-founder and has served as our Vice Chairman, Chief Technical Officer and a director since our formation in June 2000. Mr. Upfold relocated to the United States from Australia in 1998. From 1998 to 2000 he introduced the technology upon which our products are based to the North American market and engaged in organizational activities for Statmon Delaware.

Kevin R. Harris is our Chief Operating Officer since April 1, 2004. From Feb 2001 to March 2004, Mr. Harris served as the Senior Vice President of Finance and Corporate Controller for RKO Pictures, LLC. Prior to RKO, he was the Vice President of finance and controller for an internet content joint venture between DreamWorks SKG, Imagine Entertainment and Vulcan Ventures, Pop.com, LLC. From 1998 to 2000, Mr. Harris was the director of financial planning at Metro-Goldwyn-Mayer Studios, Inc. From 1995 to 1998, Mr. Harris worked in the capacity as head of production finance and Assistant Controller at PolyGram Television where he oversaw all aspects of production finance, accounting and financial planning. From 1993 to 1995, Mr. Harris was a financial auditor at KPMG Peat Marwick. He is a licensed CPA (CA #72778) and graduated with honors from the California State University at San Bernardino earning his bachelor of science in business administration. Mr. Harris serves as the treasurer and a board member for two philanthropic entities, The Story Project and the Foundation for International Film Artists.

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

Robert B. Fields has been a member of the Company’s Board of Directors since its formation in June 2000. Since 1979 he served as the President of Tradestar Ltd., his wholly owned consulting firm that specializes in asset appreciation. Since February 15, 2001, Mr. Fields serves as the Chairman of ActForex, Inc., a New York fully hosted management service provider of proprietary software for currency trading with over 20,000 registered traders. Mr. Fields was recently appointed to the Board of Genoil Inc. (OTCBB: GNOLF.OB). He was elected a Vice President and director of the Friars National Association Foundation, Inc., a philanthropy of the arts based in New York, in 1998, and has served as its Treasurer. He has been a member of eight Public Boards and a director of more than a dozen companies. Mr. Fields is the Chairman of our Audit Committee and a member of our Compensation Committee.

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

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Act of 1934, as amended, requires the Company’s Directors and Executive Officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31,2005 with the following exceptions: Dr. Silverman and Mr. Fields each failed to file two reports on Form 4 in a timely fashion during fiscal 2005. The reports would have contained disclosures regarding four transactions in the case of Dr. Silverman and two transactions in the case of Mr. Fields for the period from October 2004 to March 2005. The transactions involved the issuance of warrants in connections with loans these persons made to the Company in prior fiscal periods. Dr. Silverman and Mr. Fields will report such transactions on Form 5s. Mr. Harris failed to file a report on Form 3 in a timely fashion in fiscal 2005. He made the appropriate filings after the close of the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes (i) the President and Chief Executive Officer; and (ii) certain other highly compensated Executive Officers as of the fiscal years ended March 31, 2005, 2004 and 2003, based on salary and annual bonus.

Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation	Common Stock Underlying Options and Warrants	All Other Compensation (3)

Geoffrey P. Talbot, President, Chairman & CEO (1)(2)	2005 2004 2003	$120,000 - -		$20,333 81,333 81,333		$12,997 10,792 6,019
Peter J. Upfold, Vice Chairman & CTO Secretary (1)(2)	2005 2004 2003	$120,000 - -		$20,333 81,333 81,333		$9,662 11,032 7,255
Kevin R. Harris COO	2005	$150,000		-		-

(1)  On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Messrs. Talbot and Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate has been treated as consulting fees as reported in SEC filings to date. Messrs. Talbot and Upfold have verbally agreed to defer a portion of their first year contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Messrs. Talbot and Upfold received gross pay of $85,532 each for the period July 1, 2004 to March 31, 2005 and the Company accrued $34,468 of compensation each.

The foregoing employment agreements have a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. In the second year of the employment agreements the salaries will adjust to $200,000 per annum. For years three, four and five of the employment agreements, annual salary increases, performance and incentive bonuses including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years Form 10-KSB or June 30 whichever event occurs first.

(2) From June 2000 through December 31, 2001, Messrs. Talbot and Upfold were to be compensated at approximately $80,000 per year. The Company accrued $59,570 and $52,122 for Messrs. Talbot and Upfold, respectively, through December 31, 2001. This accrued compensation will not be paid until the Company achieves certain milestones, as determined by its Board of Directors.

(3) Represents amounts the Company paid for leased automobiles provided to Messrs. Talbot and Upfold during the fiscal years indicated.

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

The following table sets forth, as of June 30, 2005, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

Name and Address of Beneficial Owner Group	Amount of Common Stock and Warrants and Nature of Beneficial Ownership	Percent of Class of Common Stock
Geoffrey P. Talbot, Chairman, President, CEO, and Interim CFO (1)	1,746,180	13.68%
Peter J. Upfold, CTO, Vice Chairman, Secretary/Treasurer and Director (1)	2,814,270	22.05%
Leonard Silverman, Ph.D., Director (2)(3)	316,544	2.46%
Robert B. Fields, Director (2)(3)	213,272	1.67%
Thieme Consulting, Inc. (4)	1,677,006	12.87%
Kevin R. Harris, Chief Operating Officer (5)	420,000	3.24%
All Executive Officers and Directors as a Group (five persons)	5,510,266	43.11%

(1)	The address of Geoffrey P. Talbot and Peter J. Upfold is 345 North Maple Drive, Suite 120, Beverly Hills, CA 90210.
(2)	The address of Leonard Silverman, Ph.D. and Robert B. Fields is c/o Statmon Technologies Corp., 345 North Maple Dr., Suite 120, Beverly Hills, CA 90210.
(3)
Dr. Leonard Silverman and Robert Fields each received 100,000 shares for their services as Directors on December 31, 2002. In fiscal 2005, the Company issued 35,044 and 2,522 warrants to purchase shares of its common stock to Dr. Silverman and Mr. Fields, respectively, in connection with loans that they made to the Company in previous years. The warrants are exercisable at $1.00 per share for three-year terms. See “Certain Relationships and Related Transactions.”

(4)	The address of Thieme Consulting, Inc. is 845 third Ave., 14th Floor, New York, New York 10022.
(5)	The address of Kevin R. Harris is c/o Statmon Technologies Corp., 345 N. Maple Dr., Suite 120, Beverly Hills, CA 90210.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Mr. Talbot and Mr. Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate has been treated as consulting fees as reported in SEC filings to date. Mr. Talbot and Mr. Upfold have verbally agreed to defer a portion of their first year contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Mr. Talbot and Upfold received gross pay of $85,532 each for the period July 1, 2004 to March 31, 2005 and deferred $34,468 of compensation each.

The employment agreements have a five-year term through June 30, 2009. Effective July 1, 2004, the above agreements were amended. In year two of the employment agreements the salaries will adjust to $200,000 per annum. For years three, four and five of the employment agreements, annual salary increases, performance and incentive bonuses including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years Form 10-KSB or June 30 whichever event occurs first.

In October 2001, Thieme Consulting, Inc. and its affiliates loaned the Company $250,000, which was represented by senior notes (the “Senior Notes”). The Senior Notes matured in April and May 2002 and the Senior Notes have accrued interest since such dates at a rate of 15% per annum. In connection with the Senior Notes, Thieme Consulting acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock, exercisable for a three-year term at $2.00 per share. Under the terms of the Senior Notes, the Company has issued, and continues to issue, 25,000 restricted shares of its common stock per month until it has repaid the Senior Notes in full. The holder of the Senior Notes has a lien on all of the assets of the Company and retains certain priority rights over new equity capital the Company raises. In fiscal 2005, the Company issued a total of 300,000 of restricted shares of its common stock to Thieme under terms of the Senior Notes and Senior Note extensions.

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

In October 2003, Robert B. Fields, a director, loaned the Company $5,000 represented by a promissory note bearing interest at 10% per annum. The promissory note matured on April 28, 2004 and is currently in default. In connection with the loan, the Company issued Mr. Fields 5,000 restricted shares of its common stock and has issued him 5,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. The Company continues to accrue interest at the stated penalty interest rate of 15% per annum and issue common stock purchase warrants exercisable at $1.00 per share for a three-year term at the rate of 250 per month as a penalty under the note until it is repaid.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Description

2.1	Agreement and Plan of Reorganization (1)

3.1	Articles of Incorporation (2)

3.2	Articles of Amendment of Articles of Incorporation (3)

3.3	Amended and Restated Bylaws of the Company (6)

4.1	Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

4.2	Form of Stock Certificate (6)

4.3	Form of Common Stock Purchase Warrant (exercisable at $5.00 per share) (6)

4.4	Form of Common Stock Purchase Warrant (exercisable at $2.00 per share) (6)

4.5	Form of Common Stock Purchase Warrant (exercisable at $1.00 per share) (6)

10.1	Share Purchase Agreement (Sino Global Development Limited) (4)

10.2	Share Purchase Agreement (Systems & Technology Corp.) (4)

10.3	Share Purchase Agreement (Ace Capital Investment Limited) (4)

10.4	Share Purchase Agreement (Powerlink International Finance Inc.) (4)

10.5	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended. (6)

10.6	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended. (6)

10.7	Agreement for Purchase and Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended. (6)

10.8	* Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord

10.9	* Addendum to Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord

10.10	Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc. (6)

10.11	Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited. (6)

10.12	Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest. (6)

10.13	Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest. (6)

10.14	Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.15	Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.16	Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000. (6)

10.17	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000. (6)

10.18	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields. (6)

10.19	Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to March 2005. (6)

10.20	Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC. (6)

14.1	Code of Ethics (6)

14.2	Charter of Audit Committee (6)

21.1	List of Subsidiaries of the Company (6)

24.1	* Power of Attorney.

31.1	* Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.
(2)	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.
(3)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.
(4)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.
(5)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.
(6)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on September 14, 2004.

(B) REPORTS ON FORM 8-K - none

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Marcum & Kliegman, LLP our current independent auditor billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the Year Ended March 31,
	2005	2004

Audit Fees	$102,500	$72,000
Audit Related Fees	-	-
Tax Fees	26,450	-
All Other Fees	-	-

Total Fees	$128,950	$72,000

Audit Fees: Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of the Company's annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of July 2005.

STATMON TECHNOLOGIES CORP., a Nevada corporation

By:	/s/ Geoffrey P. Talbot
Geoffrey P. Talbot
Chairman, CEO, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Geoffrey P. Talbot	Chairman, CEO, President and Chief Financial Officer	July 14, 2005
GEOFFREY P. TALBOT

/s/ Peter J. Upfold	CTO and Director	July 14, 2005
PETER J. UPFOLD

/s/ Leonard Silverman	Director	July 14, 2005
LEONARD SILVERMAN

/s/ Robert B. Fields	Director	July 14, 2005
ROBERT B. FIELDS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheet as of March 31, 2005	F-2

Consolidated Statements of Operations for the Years Ended March 31, 2005 and March 31, 2004	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended March 31, 2005 and March 31, 2004	F-4

Consolidated Statements of Cash Flows for the Years Ended March 31, 2005 and March 31, 2004	F-5

Notes to Consolidated Financial Statements	F-6 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

Board of Directors and Stockholders of
Statmon Technologies Corp.

We have audited the accompanying consolidated balance sheet of Statmon Technologies Corp. and Subsidiaries (the "Company") as of March 31, 2005 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statmon Technologies Corp and Subsidiaries as of March 31, 2005 and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $3,062,397 and $600,055 during the years ended March 31, 2005 and 2004, respectively. In addition, as of March 31, 2005, the Company had a working capital deficiency of $2,687,402. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
New York, New York
June 30, 2005

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2005

ASSETS
Current Assets:
Cash	$191,974
Accounts receivable	131,183
Inventories	68,522
Prepaid expense and other current assets	25,985
Total Current Assets	417,664

Property and Equipment, net	30,907

Other assets	7,315

Total Assets	$455,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Notes payable (including $280,000 due to related parties), net of debt discount of $222,156	$1,969,844
Accounts payable	405,429
Accrued expenses	127,927
Accrued compensation	177,486
Interest payable (including $129,000 due to related parties)	379,909
Deferred revenue	44,471

Total Liabilities	3,105,066

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 5,000,000 share authorized, none issued and outstanding	-
Common stock, $.01 par value, 25,000,000 shares authorized, 12,436,057 issued and outstanding	124,361
Additional paid-in capital	3,896,368
Accumulated deficit	(6,669,909)
Total Stockholders' Deficiency	(2,649,180)

Total Liabilities and Stockholders' Deficiency	$455,886

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2005	2004

Revenues	$1,414,096	$2,511,356

Cost of Sales (including $0 and $99,727 to related parties in
2005 and 2004, respectively)	426,294	725,586

Gross Profit	987,802	1,785,770

Selling, General and Administrative Expenses	2,215,936	1,303,537

Operating (Loss)/Income	(1,228,134)	482,233

Other (Income)/Expense:
Interest expense	241,000	111,663
Common stock and warrants issued in association with debt	859,000	572,427
Amortization of debt discount	630,091	359,257
Amortization of deferred financing costs	104,172	38,941
Total Other Expense	1,834,263	1,082,288

NET LOSS	$(3,062,397)	$(600,055)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.26)	$(0.06)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	11,778,491	10,621,918

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended March 31, 2005 and 2004

	Common Stock		Additional paid-in	Accumulated	Total Stockholder's
	Shares	Amount	capital	deficit	Deficit

Balance, March 31, 2003	10,205,661	$102,057	$1,023,301	$(3,007,457)	$(1,882,099)

Issuance of debt related penalty shares	300,000	3,000	300,500		303,500
Issuance of common stock for services	25,000	250	25,225		25,475
Issuance of shares and warrants related to new debt	1,187,000	11,870	748,775		760,645
Issuance of debt related penalty warrants			243,451		243,451

Net Loss	-	-	-	(600,055)	(600,055)

Balance, March 31, 2004	11,717,661	$117,177	$2,341,252	$(3,607,512)	$(1,149,083)

Issuance of debt related penalty shares	300,000	3,000	263,600		266,600
Issuance of shares and warrants related to new debt	765,000	7,650	435,650		443,300
Issuance of debt related penalty warrants			538,734		538,734
Shares cancelled - litigation settlement	(1,120,000)	(11,200)	11,200		-
Shares issued - litigation settlement	373,396	3,734	(3,734)		-
Issuance of debt related warrants			53,666		53,666
Issuance of shares for services	400,000	4,000	256,000		260,000

Net Loss				(3,062,397)	(3,062,397)

Balance, March 31, 2005	12,436,057	$124,361	$3,896,368	$(6,669,909)	$(2,649,180)

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,062,397)	$(600,055)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,865	10,237
Common stock and warrants issued in association with debt	859,000	572,427
Amortization of debt discount	630,091	359,257
Amortization of deferred financing costs	104,172	38,961
Non-cash stock based compensation charge	260,000	-
Changes in operating assets and liabilities:
Accounts receivable	649,648	(357,373)
Inventories	(68,522)	-
Prepaid expense and other current assets	79,624	(244,754)
Other assets	(850)	-
Accounts payable	(38,379)	(26,003)
Accrued expenses	50,035	(338,945)
Accrued compensation	(9,335)	(40,000)
Interest payable	225,350	37,242
Deferred revenue	(90,848)	(295,011)
NET CASH USED IN OPERATING ACTIVITIES	(398,546)	(884,017)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(22,007)	(2,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	765,000	1,187,000
Repayment of borrowings	(245,000)	(216,296)
NET CASH PROVIDED BY FINANCING ACTIVITIES	520,000	970,704

NET INCREASE IN CASH	99,447	84,085

CASH, BEGINNING OF YEAR	92,527	8,442

CASH, END OF YEAR	$191,974	$92,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27,204	$74,684

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.  BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the “Company”) develops, markets and licenses industry universal remote control, monitoring and facilities management software and hardware integration products. Customers use the Company’s products to connect and bi-directionally integrate diverse numbers of analog and digital devices and disparate software systems to customized dashboard screens. Features include alarm notification, automatic control and response, all in real time. Multiple locations can be connected to each other and are accessible with any internet connected device from any location, proactively automating and optimizing mission critical and facilities management operations. The Company’s proprietary software products include the "Axess" and "Neuro" applications. Harris Broadcast Communications, a division of Harris Corporation (“Harris”) have re-badged Axess as “ReCon” under and OEM agreement for Harris clients. Axess, Neuro and ReCon interface with the "EIF", "UIF" and "UVM" hardware integration products. We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”).

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $6,670,000 since its inception. Additionally, the Company had a net working capital deficiency of approximately $2,687,000 at March 31, 2005 and negative cash flows from operations for the year ended March 31, 2005 and 2004 of approximately $399,000 and $884,000, respectively. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during fiscal 2005 and 2004 through the sale of Units consisting of notes, common stock and warrants to purchase shares of common stock resulting in net proceeds to the Company of $520,000 and $970,704, respectively. In addition, as more fully described in Note 9, the Company raised $250,000 in April through June 2005 from the sale of Units.

Management Plans

The Company expects that the growth and expansion of operations will require capital infusions to repay short-term debt and fund the Company’s working capital needs. The Company is seeking to raise sufficient capital through a private placement of its equity or long-term debt securities in mid to late 2005. The Company is currently in discussions with a placement agent related to a proposed equity placement.

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

a.
Basis of Consolidation - For fiscal 2005, the consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Statmon-eBI Solutions, LLC. In fiscal 2004, the Company owned 51% of Statmon-eBI Solutions, LLC and on February 15, 2004, acquired the remaining 49% of the subsidiary. All inter-company accounts and transactions have been eliminated.

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

c.	Property and Equipment - Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over five years, which is the estimated useful life of the assets.

d.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $381,000 in fiscal 2005 and $232,000 in fiscal 2004.

e.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists of purchased parts, components and supplies.

f.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 4,596,150 and 2,882,106 shares of common stock as of March 31, 2005 and 2004, respectively.

g.
Income Taxes - Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

h.
Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturities of these instruments. The carrying amounts of the Company’s notes payable approximate fair value based on the prevailing market interest rates.

i.
Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As of March 31, 2005, the Company does not believe that any impairment has occurred.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

j.
Revenue Recognition - Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants ("AICPA") and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2.

Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the fees are fixed and determinable, collectibility is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements. The Company's software license agreement entitles licensees limited rights for upgrades and enhancements for the version they have licensed.

Deferred revenue represents revenue billed and collected for products and or/services but not yet shipped or rendered.

k.
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

For the years ended March 31, 2005 and 2004, the Company did not issue any options to its employees.

l.	Shipping and Handling - Shipping and handling costs incurred are either billed to the customer and included as part of cost of sales or charged to cost of sales as incurred.

m.	Amortization of Debt Discount- Debt discount is amortized on a straight-line basis over the life of the related notes.

n.
New Accounting Pronouncements - In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that SFAS No. 151 will have a material effect on the company’s Consolidated Financial Statements.

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

The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

In June 2005, the FASB issued SFAS No. 154, ”Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3”, which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.

3.    PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 consists of the following:

Computer Equipment	$37,976
Software	11,608
Office Equipment	25,558
75,142

Less: accumulated depreciation	44,235

$30,907

Depreciation of property and equipment was $13,865 and $10,237 for the year ended March 31, 2005 and 2004, respectively.

4.	RELATED PARTY TRANSACTIONS

In connection with an agreement in June 2001 with Blue Skies LLC, an affiliate of John Hoff, a principal shareholder of the Company, the Company paid Blue Skies for its systems integration services $0 and $99,727 during the years ended March 31, 2005 and 2004, respectively.

5.    NOTES PAYABLE

Notes payable at March 31, 2005 consists of the following:

			2005

Senior Notes Payable - Thieme Consulting, Inc. - related
party	[a	]	$250,000
Notes Payable - various(Including $30,000
from related parties)	[b	]	1,942,000

			2,192,000

Less: Debt Discount			(222,156)

			$1,969,844

5.    NOTES PAYABLE, continued

[a] In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the “Senior Notes”) for a total of $250,000, accruing interest at 10% per annum. In connection with the Senior Notes, Thieme Consulting, Inc. acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock exercisable for a three-year term at $2.00 per share. The three Senior Notes initial terms expired on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. Pursuant to the loan agreements penalty provisions, the Company has issued and continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The Company’s obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

On February 7, 2003 the Company entered into a promissory Note Extension Agreement with the holder of the Senior Notes. Pursuant to that agreement, the Company extended the Senior Notes until June 30, 2003 and is currently in default. The extension consideration was 200,000 shares of common stock which was valued at $36,385, with the 15% penalty interest rate continuing to accrue, plus, the Company will continue to issue the holders of the Senior Notes 25,000 shares per month or pro rata until repayment in full of all principal and interest. The note holder received 300,000 penalty shares during the year ended March 31, 2005 and March 31, 2004, valued at $266,600 and $303,500, respectively.

[b] Between April 5, 2002 and March 31, 2004 the Company issued Units consisting of (i) a 180 day promissory note bearing interest at 10% per annum, (ii) a share of the Company’s common stock and (iii) three-year warrants to purchase shares of common stock at an exercise price of $1.00 per share to approximately 60 investors for a total amount of $1,422,000. These notes had initial term maturity dates between October 5, 2002 and September 30, 2004. Between April 1, 2004 and March 31, 2005, the Company issued Units consisting of (i) 180 day promissory note bearing interest at 10% per annum, (ii) a share of the Company’s common stock and (iii) three-year warrants to purchase shares of common stock at an exercise price of $1.00 per share to three investors for a total amount of $290,000. These notes have maturity dates between September 29, 2004 and April 10, 2005. At March 31, 2005, $245,000 principal amount of these notes have been repaid, plus interest of $27,204, with the remaining $1,467,000 principal amount of these notes still outstanding. Upon default, the notes accrued interest at 15% per annum and provide for the issuance of monthly warrants as a penalty until the repayment of the notes in full. The warrants are exercisable at $1.00 per share for three-year terms from their dates of issuance. The Company has accrued $194,328 of interest and granted 848,186 penalty warrants related to such notes during the year ended March 31, 2005. The 848,186 penalty warrants were valued at $526,234.

Additionally for the year ended March 31, 2005, the Company issued Units investors consisting of (i) $475,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 475,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 475,000 shares of common stock at $1.50 per share. These notes have maturity dates between October 8, 2005 and March 16, 2006.

During the year ended March 31, 2005 the Company issued 103,700 warrants to purchase shares of common stock at an exercise price of $1.00 per share, exercisable after one year from the date of issuance and expiring five years from the date of issuance pursuant to a placement agreement with a registered broker dealer, in relation to the sale of $1,037,000 of the Units included in Note 5(b) above. These 103,700 warrants were valued at $53,666. Additionally, the Company paid an aggregate of $27,000 in commissions related to $270,000 of Units issued during the period and granted three-year warrants to purchase 25,000 shares of common stock at $1.00 per share. These 25,000 warrants were valued at $12,500.

6.    EQUITY TRANSACTIONS

[a] Common Stock

During the year ended March 31, 2005, the Company issued 300,000 shares of common stock to various parties as penalty shares associated with unpaid debt, 400,000 shares of common stock to two key employees and 765,000 shares of common stock to note holders related to new debt in the period. Additionally, the Company issued 373,396 shares of common stock and cancelled 1,120,000 share of common stock related to a legal settlement (see Note 8b).

During the year ended March 31, 2004, the Company issued 300,000 shares of common stock to various parties as penalty shares associated with unpaid debt and 25,000 shares of common stock to a trade creditor for an extension of payment terms. Additionally, the Company issued 1,187,000 shares of common stock to note holders related to new debt in the period.

[b] Warrants

The following table illustrates the Company’s warrant issuances and balances outstanding through March 31, 2005. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

		Weighted Average
	Shares	Exercise Price	Exercisable

Warrants outstanding at March 31, 2003	1,514,256	1.84	1,514,256
Granted	1,417,850	1.00
Canceled	(50,000)	1.00
Exercised	-	-

Warrants outstanding and exercisable at March 31, 2004	2,882,106	$1.43	2,882,106
Granted	1,741,886	1.20
Canceled	-	-
Exercised	-	-

Warrants outstanding and exercisable at March 31, 2005	4,623,992	$1.35	4,623,992

The following is additional information with respect to the Company’s warrants as of March 31, 2005.

		Weighted Average	Weighted
	Number	Remaining Years of	Average	Number
Range of Exercise	Outstanding	Contractual Life	Exercise Price	Exercisable
$1.00	3,623,992	2.11	$1.00	3,623,992
$1.50 - 2.00	750,000	2.37	1.83	750,000
$5.00	250,000	2.13	5.00	250,000

$1.00 - 5.00	4,623,992	2.16	$1.35	4,623,992

Net Loss Per Share

The above-mentioned warrants could potentially dilute basic earnings per share ("EPS"), in the future, and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

6.    EQUITY TRANSACTIONS, continued

[c] Preferred Stock

On November 5, 2004 the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share. At the time of this filing, there are no shares of preferred stock issued and outstanding.

7.    INCOME TAXES

As of March 31, 2005, the Company has net operating loss carry forwards of approximately $4,373,000 for Federal and State tax purposes expiring between calendar 2005 and 2025. These losses are subject to IRS and applicable state regulations and may be subject to significant limitations. The resulting deferred tax asset of approximately $1,700,000 as of March 31, 2005 represents a decrease of approximately $1,300,000 from the previous year and has been offset by a corresponding valuation allowance.

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

8.    COMMITMENTS AND CONTINGENCIES

a.
Leases - The Company leases its office facilities and equipment under non-cancelable lease arrangements. Rent expense was $102,653 and $86,683 for the years ended March 31, 2005 and 2004, respectively. Future annual minimum lease payments under noncancellable operating leases for the fiscal years ended March 31 are as follows:

2006	$$136,267
2007	129,952
2008	10,374
$276,593

b.	Legal Proceedings

On February 25, 2003, the Company entered into a Work Out Agreement with Michael Hurst and Chad Kalebic individually and their affiliates including “SDS LLC” (the “Plaintiffs”) pertaining to the termination of their commission-based sales arrangement with the Company. From mid-2000 to February 2003, the Plaintiffs had acted in various capacities with the Company, including functioning as its sales force. In mid-2003, a dispute developed between the parties over unpaid commissions and the release of common stock issued to them. On November 6, 2003, the Plaintiffs filed a lawsuit with the Superior Court of the State of California (Case No. BC305584) alleging breach of contract of the Work Out Agreement, requesting specific performance and making an application for writ of attachment of the Company’s assets. On December 1, 2003, the Company consented to the entry of an attachment order for $184,275, effective January 30, 2004, which was the amount of the Plaintiffs’ claims for unpaid commissions and accrued compensation. The Plaintiffs also sought the delivery of 1,120,300 restricted shares of common stock issued them but being held by the Company. On December 30, 2003, the Company paid the Plaintiffs $40,000 under protest, to be offset against the $184,275 claimed by the Plaintiffs and on January 30, 2004, the Company made a cash deposit into a bank account for $144,275, which was attached by the Plaintiffs.

8.    COMMITMENTS AND CONTINGENCIES, continued

Effective June 14, 2004, the parties settled the lawsuit. Under the settlement, the Company paid $164,275 in cash of which $18,650 was expensed during the period ended June 30, 2004, including $144,275 from the release of the attached funds, and the Plaintiffs assigned their rights to receive 1,120,000 shares of common stock back to the Company for cancellation on September 15, 2004. The Company incurred approximately $8,000 of filing and third party costs in connection with the settlement and reissued 373,396 restricted and unregistered shares of the 1,120,000 shares of common stock, pursuant to the exemption provided by Section 4(2) of the Securities Act, to its legal counsel in connection with the settlement.

The Company was subject to several other legal proceedings and/or claims arising in the ordinary course of business in fiscal 2005. The Company has resolved all these matters in a manner that did not have a material adverse effect on its financial condition, results of operations or cash flows.

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others. The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants et. al. were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference With Plaintiffs Business Relationships, Negligent Interference With Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. Company will advance and pay the costs and expenses of litigation. The Company expects to prevail in the proceedings. However, in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendant.

c.	Employment Agreements

On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid to or accrued for Mr. Talbot and Mr. Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate has been treated as consulting fees as reported in SEC filings to date. Mr. Talbot and Mr. Upfold have agreed to defer a portion of their first year contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Mr. Talbot and Upfold received gross pay of $85,532 each for the period July 1, 2004 to March 31, 2005 and deferred $34,468 of compensation each.

The employment agreements have a five-year term through June 30, 2009. Effective July 1, 2004, the above agreements were amended. In year two of the employment agreements, the salaries will adjust to $200,000 per annum. For years three, four and five of the employment agreements, annual salary increases, performance and incentive bonuses including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years Form 10-KSB or June 30 whichever event occurs first.

8.    COMMITMENTS AND CONTINGENCIES, continued

d.	Other

The Company is in the process of filing certain delinquent Federal, State and Local compensation related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. Management of the Company has indicated that such delinquent filings are expected to be completed no later than the end of the Company’s third fiscal quarter.

9.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

a.	Major Customers

The Company sold a substantial portion of its product and services to three customers during the year ended March 31, 2005. Sales to these customers were approximately $519,000 (36%), $311,000 (22%) and $271,000 (19%). The accounts receivable balance for these customers at March 31, 2005 was approximately $56,000.

The Company sold a substantial portion of its product and services to three customers during the year ended March 31, 2004. Sales to these customers were approximately $1,500,000 (60%), $430,000 (17%) and $130,000 (5%). The accounts receivable balance for these customers at March 31, 2004 was approximately $750,000.

b.	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. At March 31, 2005, uninsured cash balances did exist. The Company believes it is not exposed to any significant credit risk for cash.

10.	SUBSEQUENT EVENTS

Between April 29 and June 16, 2005, the Company sold Units composed of (i) $250,000 principal amount of promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 250,000 shares of common stock and (iii) warrants to purchase 250,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years.

As of June 30, 2005, the Company is obligated to issue 75,000 additional shares of common stock associated with secured Senior Notes that are in default.

POWER OF ATTORNEY

Each person whose signature appears below, hereby authorizes and appoints Geoffrey Talbot as his attorney-in-fact with full power of substitution and resubstitution, to sign and file on his behalf individually and in each such capacity stated, below, the Annual Report of Statmon Technologies Corp. on Form 10-KSB for the year ending March 31, 2005, and any amendments thereto to be filed with the Securities and Exchange Commission, The NASDAQ Stock Market or similar body, and otherwise, as fully as such person could do in person, hereby verifying and confirming all that said attorneys-in-fact, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signatures	Title	Date
/s/ Geoffrey P. Talbot	President, Chief Executive Officer, Chief Financial Officer and a Director	July 14, 2005
GEOFFREY P. TALBOT

/s/ Peter J. Upfold	Treasurer, Secretary and a Director	July 14, 2005
PETER J. UPFOLD

/s/ Leonard Silverman	Director	July 14, 2005
LEONARD SILVERMAN, Ph.D.

/s/ Robert B. Fields	Director	July 14, 2005
ROBERT B. FIELDS