Form 10QSB
period 2005-06-30
STATMON TECHNOLOGIES CORP
filed 2005-08-15
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2005
Common Stock, $.01 par value	13,012,757

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO  ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
June 30, 2005

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS
Current Assets:
Cash	$55,127
Accounts receivable	175,024
Inventories	79,293
Prepaid expense and other current assets	20,557
Total Current Assets	330,001

Property and Equipment, net	26,156

Other Assets	11,315

Total Assets	$367,472

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $280,000 due to related parties), net of debt
discount of $283,517	$2,158,483
Accounts payable	375,479
Accrued expenses	168,446
Accrued compensation	228,355
Interest payable (including $139,000 due to related parties)	458,439
Deferred revenue	11,993
Total Liabilities	3,401,195

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
and outstanding	-
Common stock, $.01 par value, 25,000,000 shares authorized,
12,761,057 issued and outstanding	127,611
Additional paid-in capital	4,224,990
Accumulated deficit	(7,386,324)
Total Stockholders' Deficiency	(3,033,723)

Total Liabilities and Stockholders' Deficiency	$367,472

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2005	2004

Revenues	$415,128	$626,250

Cost of Sales (including $0 and $99,727 to related parties in
2005 and 2004, respectively)	129,311	125,560

Gross Profit	285,817	500,690

Selling, General and Administrative Expenses	645,155	431,089

Operating (Loss)/Income	(359,338)	69,601

Other Expense:
Interest	79,067	50,332
Common stock and warrants issued in association with debt	187,523	181,979
Amortization of debt discount	82,987	309,693
Amortization of deferred financing costs	7,500	47,373
Total Other Expense	357,077	589,377

NET LOSS	$(716,415)	$(519,776)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.06)	$(0.04)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	12,573,694	11,759,749

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(716,415)	$(519,776)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
Depreciation and amortization	4,751	2,657
Common stock and warrants issued in association with debt	187,523	181,979
Amortization of debt discount	82,987	309,693
Amortization of deferred financing costs	7,500	47,373
Changes in operating assets and liabilities:
Accounts receivable	(43,841)	640,752
Inventories	(10,771)	(28,675)
Prepaid expense and other current assets	(2,072)	144,599
Other assets	(4,000)	-
Accounts payable	(29,949)	(219,906)
Accrued expenses	40,519	(44,689)
Accrued compensation	50,869	(115,129)
Interest payable	78,530	50,020
Deferred revenue	(32,478)	(135,319)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(386,847)	313,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	250,000	20,000
Repayment of borrowings	-	(35,000)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	250,000	(15,000)

NET (DECREASE)/INCREASE IN CASH	(136,847)	298,579

CASH, BEGINNING OF PERIOD	191,974	92,527

CASH, END OF PERIOD	$55,127	$391,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$536	$12,611

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the “Company”) develops, markets and licenses industry universal remote control, monitoring and facilities management software and hardware integration products. Customers use the Company’s products to connect and bi-directionally integrate diverse numbers of analog and digital devices and disparate software systems to customized dashboard screens. Features include alarm notification, automatic control and response, all in real time. Multiple locations can be connected to each other and are accessible with any internet connected device from any location, proactively automating and optimizing mission critical and facilities management operations. The Company’s proprietary software products include the "Axess" and "Neuro" applications. Harris Broadcast Communications, a division of Harris Corporation (“Harris”) have re-badged Axess as “ReCon” under and OEM agreement for Harris clients. Axess, Neuro and ReCon interface with the "EIF", "UIF" and "UVM" hardware integration products. The Company also provides specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to make the Company's financial position, results of operations and cash flows not misleading at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2005.

The results for three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $7,400,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges.

Additionally, the Company had a net working capital deficiency of approximately $3,072,000 at June 30, 2005. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management Plans

The Company expects that the growth and expansion of operations will require capital infusions to repay short-term debt and fund the Company’s working capital needs. The Company is seeking to raise sufficient capital through a private placement of its equity or long-term debt securities in the second half of 2005. The Company has entered into a letter of intent with a placement agent to sell a minimum of $3.5 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management expects that such private placement will be offered to institutions and accredited investors on a best efforts basis during the third and fourth quarters of 2005.

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

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $148,000 and $67,000 for the three months ended June 30, 2005 and 2004, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists of purchased parts, components and supplies.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 5,152,305 and 2,986,555 shares of common stock as of June 30, 2005 and 2004, respectively.

f.
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
(Unaudited)

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

g.
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

For three months ended June 30, 2005 and 2004, the Company did not issue any options to its employees.

h.
New Accounting Pronouncements - In October 2004, the FASB ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004.  The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3”, which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	NOTES PAYABLE

During the three months ended June 30, 2005, the Company issued Units to investors consisting of (i) $250,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 250,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 250,000 shares of common stock at $1.50 per share. These notes have maturity dates between April 29, 2006 and June 16, 2006.

4.	EQUITY TRANSACTIONS

[a] Common Stock

During the three months ended June 30, 2005, the Company issued 75,000 shares of common stock valued at $62,000 associated with secured Senior notes that are in default. Additionally, the Company issued 250,000 shares of common stock valued at $89,900 related to new debt in the same period.

In July 2005, the Company issued 25,000 shares of common stock in connection with secured Senior Notes that are in default. Additionally, the Company issued 110,000 shares of common stock related to new debt in July 2005 and 116,700 shares of common stock related to new debt in August 2005.

[b] Stock Options and Warrants

During the three months ended June 30, 2005, the Company granted 556,155 warrants to note holders, of which 250,000 warrants were valued at $55,448 related to new debt in the period and 306,155 warrants were valued at $125,524 related to notes in default.  The weighted average exercise price of the warrants granted during the period was $1.22. The vesting period on these warrants is immediate and the exercise period is for three years from the date of the respective issuance. Additionally, the Company granted three-year warrants to purchase 226,700 shares of common at $1.50 per share and three-year warrants to purchase 110,000 shares of common at $1.25 per share related to new debt in July and August 2005.

5.	COMMITMENTS AND CONTINGENCIES

a.	Legal Proceedings

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others. The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the costs and expenses of the litigation. The Company expects to prevail in the proceedings. However, in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants.

b.	Other

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

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

a.	Major Customers

During the three months ended June 30, 2005, five customers comprised 22%, 18%, 13%, 10% and 10% of the Company’s sales. The accounts receivable balances for these customers at June 30, 2005 were $22,060, $58,549, $15,930, $21,750 and $8,446, respectively. During the three months ended June 30, 2004, the same five customers comprised 0%, 25%, 0%, 0% and 0% of the Company’s sales, respectively.

b.	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,”“expect,”“anticipate,”“intend,”“estimate,”“may,”“should,”“could,”“will,”“plan,”“future,”“continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors have expressed a going concern opinion; (iv) our need for additional capital and the uncertainty of obtaining it; (v) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vi) our failure to timely make certain regulatory filings; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; and (xxv) control by certain stockholders. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

We develop, market and license a remote control, monitoring and facilities management platform designed for universal application across vertical markets. Customers use our proprietary application software and integration platform to connect and manage multiple site operations in real time by integrating disparate software systems with diverse numbers of analog and digital devices. Multiple sites can automatically interact with each other and report up stream to a single dashboard style application software with customized screens and drill-down control capabilities all assessable from any Internet or network connection. Additional features of the platform include automatic bi-directional control and response, root cause analysis, data aggregation and alarm notification. The platform proactively automates and optimizes mission critical devices and integrates facilities management operations. Our proprietary software products include the "Axess" and "Neuro" applications. Harris Broadcast Communications, a division of Harris Corporation (“Harris Broadcast”) have re-badged Axess as “ReCon” under an OEM agreement for their Harris Broadcast clients. Axess, Neuro and ReCon interface with the Company’s integration products including the "EIF", "UIF" and "UVM" product lines. We also provide specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”).

Our Company’s significant clients include General Electric - NBC/Telemundo Network, Viacom - CBS, Disney - ABC TV & Radio Networks, Harris Broadcast and Sinclair Broadcasting. We recently announced an alliance with Pixelmetrix Corporation Pte Ltd, a Singapore based leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Pixelmetrix alliance was formed to provide a unique control, management and test measurement solution for the digital television (DTV) and telecommunications markets. The Company recently announced a joint venture with US Energy Systems Corp., which is focused on the telecommunications, DC Power/stored energy and infrastructure markets. The US Energy joint venture has three Beta sites conducting live testing and capabilities analysis with governmental infrastructure clients. We are beta testing with two battery monitoring device companies who have worldwide install bases including local, state and federal government, military, oil refining, petrochemical and energy infrastructure operations.

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

For the Quarter Ended June 30, 2005 and 2004

Results From Operations

Revenues - Revenues were $415,128 and $626,250 for the three months ended June 30, 2005 and 2004, respectively.  Revenues consisted of $190,691 of product revenues and $224,437 of integration services revenues for the three months ended June 30, 2005. Revenues consisted of $455,482 of product revenues and $170,768 of integration services revenues for the three months ended June 30, 2004.  The decrease in product revenues of approximately $265,000 is due to weak broadcast sales as we realign the broadcast sales channel with our broadcast industry partner, Harris Broadcast, on a non-exclusive basis. Harris Broadcast recently implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Statmon distribution agreement with Harris Broadcast reverted to a non-exclusive basis on July 18, 2004, when it failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006. Harris Broadcast indicates that it remains highly committed to the long-term success of its ReCon branded version of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The increase in integration services revenues of approximately $54,000 is due to the timing of completion of several large projects in the current year.

Cost of Sales - Cost of sales were $129,311 and $125,560 for the three months ended June 30, 2005 and 2004, respectively. Cost of sales consisted of $30,559 related to product revenues and $98,752 related to integration services revenues for the three months ended June 30, 2005. Cost of sales consisted of $50,737 related to product revenues and $74,823 related to integration services revenues for the three months ended June 30, 2004.  Overall gross profit percentage decreased to 69% in the three months ended June 30, 2005 compared to 80% in the comparable prior year period. The decrease in overall gross profit percentage is attributable to the increase in integration services revenues and the decrease in product revenues. The gross profit percentage for systems integration is approximately 56% as compared to the gross profit percentage for product sales of approximately 84% for the three months ended June 30, 2005. The shift in the overall mix of revenues has caused an overall decrease in the gross profit percentage of approximately 11%.

Research and Development - Research and development expenses were approximately $148,000 and $67,000 for the three months ended June 30, 2005 and 2004, respectively. This increase represents increased research and development in the period related to our new EIF product and development activities focused on vertical market penetration.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $645,155 and $431,089 for the three months ended June 30, 2005 and 2004, respectively, an increase of approximately $214,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in tradeshow expenses of approximately $60,000 in the June 30, 2005 quarter and an increase in salary expenses related to the executive employment contracts and the addition of three employees.

Other Expense - Other Expense was $357,077 and $589,377 for the three months ended June 30, 2005 and 2004, respectively. The decrease of approximately $232,000 can be attributed to a decrease in amortization of debt discount of approximately $227,000 due to a decrease in new debt during the current and most recent prior period, a decrease in amortization of deferred financing costs of approximately $40,000 related to such new debt offset by an increase in interest expense of approximately $29,000 related to increased outstanding debt in the period and an increase in common stock and warrants issued in association with debt of approximately $6,000 related to the issuance of penalty warrants associated with delinquent notes.

Net Loss - As a result of the above, for the three months ended June 30, 2005 the Company recorded a net loss of $716,415, compared to a net loss of $519,776 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the three months ended June 30, 2005, the Company issued Units to three investors consisting of (i) $250,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 250,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 250,000 shares of common stock at $1.50 per share.

Net cash (used in)/provided by operating activities was ($386,847) and $313,579 for the three months ended June 30, 2005 and 2004, respectively.  The use of cash in 2005 is the result of a net loss of approximately $716,000, partially offset by non-cash charges of approximately $283,000 and a net change in operating assets and liabilities of approximately $47,000. The cash provided by operating activities in 2004 is the result of a net loss of approximately $520,000, offset by non-cash charges of approximately $494,000 and a net change in operating assets and liabilities of approximately $339,000.

Cash (used in)/provided by financing activities was $250,000 and ($15,000) for the three months ended June 30, 2005 and 2004, respectively. Borrowings in the three months ended June 30, 2005 were $250,000 as compared to $20,000 for the same period last year. These borrowings were offset by repayments of $0 and $35,000 for the 2005 and 2004 periods, respectively. The increase in borrowings can be directly contributed to the realignment of the broadcast sales channel with our broadcast industry partner, Harris, on a non-exclusive basis.

During July and August 2005, the Company sold Units composed of (i) $126,700 principal amount of promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 126,700 shares of common stock and (iii) warrants to purchase 226,700 shares of common stock exercisable at a price of $1.50 per share for a term of three years. During August 2005, the Company sold Units composed of (i) $110,000 principal amount of promissory notes bearing interest at 20% per annum and due 365 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 110,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years.

As of June 30, 2005, the Company had a working capital deficiency of approximately $3,071,000, including notes payable and accrued interest totaling approximately $2,616,922, net of applicable debt discount of $283,517. The Company has no long-term debt.

In order to continue our operations beyond December 2005, the Company will need to attain its revenue and profit margin goals, repay or obtain extensions on its existing debt and raise additional working capital through a private placement of equity or debt. The Company has entered into a letter of intent with a placement agent to sell a minimum of $3.5 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management expects that such private placement will be offered to institutions and accredited investors on a best efforts basis during the third and fourth quarters of 2005. The Company intends to use the proceeds of this or any such offering to repay short-term debt, fund new market verticals and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding common stock.

The Company has incurred net losses of approximately $7,400,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent auditors, included with its annual report on Form 10-KSB for the year ended March 31, 2005, that includes an explanatory paragraph describing the uncertainty as to its ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that the Company will be able to raise the capital it requires in the necessary time frame or at all or that it will be able to raise the capital in terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others. The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the costs and expenses of the litigation. The Company expects to prevail in the proceedings. However, in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants.

ITEM 2.	Changes in Securities and Use of Proceeds

During the three-months ended June 30, 2005, the Company issued Units to three investors consisting of (i) $250,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance; (ii) 250,000 shares of the Company’s common stock; and (iii) three-year warrants to purchase 250,000 shares of common stock, exercisable at $1.50 per share.

ITEM 3.	Defaults Upon Senior Securities

The Company continued to be in default on $250,000 of Senior Notes during the three months ended June 30, 2005. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2005 is $130,952.

The Company also continues to be in default on a $50,000 principal amount promissory note issued in May 2002, a $50,000 principal amount promissory note issued in September 2003, a $60,000 principal amount promissory note issued in January 2004, a $100,000 principal amount promissory note issued in March 2004 and a $250,000 promissory note issued in August 2004. The Notes continue to accrue interest at 15% per annum and 2,500 penalty warrants per month continue to be granted on the first $50,000 note since January 10, 2003, 2,500 penalty warrants per month continue to be granted on the second $50,000 note since April 19, 2004, 3,000 penalty warrants per month continue to be granted on the $60,000 note since August 2, 2004, 5,000 penalty warrants per month continue to be granted on the $100,000 note since October 14, 2004 and 12,500 penalty warrants per month have begun to be granted on the $250,000 note since March 23, 2005. The accrued interest on these Notes at June 30, 2005 is $87,741.

In total, at June 30, 2005, $1,717,000 principal amount of the $2,442,000 principal amount of promissory notes are in default and $458,439 of interest had accrued on all outstanding notes as of such date.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
	31.2	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
	32.1	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
	32.2	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b)	The Company filed no reports on Form 8-K during the quarterly period ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005	By:	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.