Form 10QSB
period 2005-09-30
STATMON TECHNOLOGIES CORP
filed 2005-11-14
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2005
Common Stock, $.01 par value	13,262,757

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
September 30, 2005

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

September 30, 2005
ASSETS
Current Assets:
Cash	$101,797
Accounts receivable	155,389
Inventories	64,869
Prepaid expense and other current assets	8,666

Total Current Assets	330,721

Property and Equipment, net	22,527

Deferred Financing Costs	108,265
Other Assets	11,315

Total Assets	$472,828

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $280,000 due to related parties), net of debt
discount of $349,090	$2,536,610
Accounts payable	352,730
Accrued expenses	267,419
Accrued compensation	264,223
Interest payable (including $150,058 due to related parties)	548,109
Deferred revenue	19,640

Total Liabilities	3,988,731

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—
Common stock, $.01 par value, 100,000,000 shares authorized,
13,212,757 issued and outstanding	132,128
Additional paid-in capital	4,565,264
Accumulated deficit	(8,213,295)

Total Stockholders' Deficiency	(3,515,903)

Total Liabilities and Stockholders' Deficiency	$472,828

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2005	2004

Revenues	$310,983	$182,570

Cost of Sales	122,703	58,597

Gross Profit	188,280	123,973

Selling, General and Administrative Expenses	632,318	492,728

Operating Loss	(444,038)	(368,755)

Other Expense:
Interest expense	90,338	57,246
Common stock and warrants issued in association with debt	133,552	173,380
Amortization of debt discount	123,916	139,780
Amortization of deferred financing costs	35,127	21,810
Total Other Expense	382,933	392,216

NET LOSS	$(826,971)	$(760,971)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.06)	$(0.06)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	12,975,007	11,929,781

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended September 30,
	2005	2004

Revenues	$726,111	$808,820

Cost of Sales	252,014	184,157

Gross Profit	474,097	624,663

Selling, General and Administrative Expenses	1,277,473	923,817

Operating Loss	(803,376)	(299,154)

Other Expense:
Interest expense	169,405	107,578
Common stock and warrants issued in association with debt	321,075	355,359
Amortization of debt discount	206,903	449,473
Amortization of deferred financing costs	42,627	69,183
Total Other Expense	740,010	981,593

NET LOSS	$(1,543,386)	$(1,280,747)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.12)	$(0.11)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	12,775,447	11,845,366

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,543,386)	$(1,280,747)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,564	5,458
Common stock and warrants issued in association with debt	321,075	355,359
Amortization of debt discount	206,903	449,473
Amortization of deferred financing costs	42,627	69,183
Changes in operating assets and liabilities:
Accounts receivable	(24,206)	680,308
Inventories	3,653	(57,502)
Prepaid expense and other current assets	(3,558)	116,813
Other assets	(4,000)	—
Accounts payable	(52,698)	(222,402)
Accrued expenses	139,492	(30,787)
Accrued compensation	86,737	(115,129)
Interest payable	168,200	96,481
Deferred revenue	(24,831)	(135,319)
NET CASH USED IN OPERATING ACTIVITIES	(674,428)	(68,811)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,184)	(4,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	693,700	270,000
Repayment of notes payable	—	(195,000)
Deferred financing costs	(108,265)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	585,435	75,000

NET (DECREASE)/INCREASE IN CASH	(90,177)	1,868

CASH, BEGINNING OF PERIOD	191,974	92,527

CASH, END OF PERIOD	$101,797	$94,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$668	$23,498

Income taxes	$—	$—

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the “Company”) develops, markets and licenses monitoring and remote control software and integration products. The Company’s products are designed to manage hybrid networks, remote sites and control any kind of device, regardless of equipment brand or technology. The capabilities include a single “dash board style screen” used to connect, automate and optimize networked operations and remote sites. The Company’s proprietary flagship product is the "Axess" software application platform. The Company’s hardware products are designed to integrate the Axess platform into varying types of control situations. The Company’s products have application across different industries where there is a need for monitoring, remote control and automation in real time. The distribution of the Company’s products is primarily facilitated by third party sales channels, strategic OEM collaborations and partnerships and the Company’s direct sales force.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial information. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to make the Company's financial position, results of operations and cash flows not misleading at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2005. The results for three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $8,213,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges.

Additionally, the Company had a net working capital deficiency of approximately $3,658,000 at September 30, 2005. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management Plans

The Company expects that the growth and expansion of operations will require capital infusions to repay short-term debt and fund the Company’s working capital needs. The Company is seeking to raise sufficient capital through a private placement of its equity or long-term debt securities in the 2005 calendar year. The Company has entered into a letter of intent with a placement agent to sell a minimum of $5 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management expects that at least the minimum offering, which is conducted on a best efforts basis, will be made to institutions and accredited investors before December 31, 2005.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

There can be no assurances that the Company will be successful in obtaining the aforementioned financing or refinancing and/or extension of its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Consolidation - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Statmon-eBI Solutions, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

b.
Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $134,000 and $111,000 for the three months ended September 30, 2005 and 2004, respectively, and $282,000 and $178,000 for the six months ended September 30, 2005 and 2004, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists primarily of finished goods. Raw materials and WIP are deemed immaterial.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 5,995,647 and 3,393,795 shares of common stock as of September 30, 2005 and 2004, respectively.

f.
Revenue Recognition - Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants ("AICPA") and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Management believes its current revenue recognition policies and practices are consistent with SOP 97-2.

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

Deferred revenue represents revenue billed and collected for products and or/services not yet shipped or rendered.

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

For three and six months ended September 30, 2005 and 2004, the Company did not issue any options to its employees.

h.
New Accounting Pronouncements - In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3”, which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect that SFAS No. 154 will have a material effect on the Company’s consolidated financial statements.

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

During the three months ended September 30, 2005, the Company issued the following Units to investors which consisted of:

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 10,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 10,000 shares of common stock at $1.50 per share.

•
(i) $100,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 200,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 200,000 shares of common stock at $1.50 per share.

•
(i) $16,700 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 16,700 shares of the Company’s common stock, and (iii) three-year warrants to purchase 16,700 shares of common stock at $1.50 per share.

•
(i) $110,000 principal amount promissory note bearing interest at 20% per annum and due 365 days from the date of issuance, (ii) 100,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 110,000 shares of common stock at $1.25 per share.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 100,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 100,000 shares of common stock at $1.50 per share.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 30 days from the date of issuance, (ii) 50,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 50,000 shares of common stock at $1.50 per share.

•	A $7,000 non-interest bearing loan from an investor due 60 days from the date of receipt of the funds.

These notes have maturity dates between October 30, 2005 and August 31, 2006.

In total, at September 30, 2005, $1,717,000 principal amount of the $2,878,700 principal amount of promissory notes are in default and $548,109 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes during the six months ended September 30, 2005. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2005 is $140,404.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. NOTES PAYABLE, continued

According to the penalty provisions of the loan agreements, the Company issued three-year penalty warrants to purchase 614,955 shares of common stock at $1.00 per share during the six months ended September 30, 2005 associated with unsecured notes in default.

During November 2005, the Company issued a Unit to an investor consisting of (i) $25,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 25,000 shares of the Company’s Common Stock, and (iii) three-year warrants to purchase 25,000 shares of Common Stock at $1.50 per share.

4. EQUITY TRANSACTIONS

During the three months ended September 30, 2005, the Company amended and restated its Articles of Incorporation to increase the number of shares of Common Stock, par value of $0.01 per share, authorized from 25,000,000 to 100,000,000 and to increase the number of shares of Preferred Stock, par value of $0.01 per share, authorized from 5,000,000 to 10,000,000.

[a] Common Stock

During the three months ended June 30, 2005, the Company issued 75,000 shares of Common Stock valued at $62,000 associated with secured Senior notes that are in default. Additionally, the Company issued 250,000 shares of Common Stock valued at $89,900 related to new debt in the same period.

During the three months ended September 30, 2005, the Company issued 75,000 shares of Common Stock valued at $44,000 associated with secured Senior notes that are in default. Additionally, the Company issued 376,700 shares of Common Stock valued at $108,983 related to new debt in the same period.

In October 2005, the Company issued 25,000 shares of Common Stock in connection with secured Senior Notes that are in default and in November 2005 issued 25,000 shares of Common Stock in association with new debt.

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

During the three months ended September 30, 2005, the Company granted 870,500 warrants to note holders, of which 486,700 warrants were valued at $80,506 related to new debt in the period, 308,800 warrants were valued at $89,552 related to notes in default and 75,000 warrants were valued at $21,750 related to commissions due to a placement agent for the sale of Units.  Additionally, during the three months ended September 30, 2005, warrants to purchase 55,000 shares of Common Stock at $1.00 per share expired. The weighted average exercise price of the warrants granted during the period was $1.29. The vesting period on these warrants is immediate and the exercise period is for three years from the date of their respective dates of issuance.

The Company granted three-year warrants to purchase 25,000 shares of Common Stock at $1.50 per share during November 2005.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

a.	Legal Proceedings

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants. A settlement conference has been agreed to by the parties and ordered by the Court. The settlement conference is scheduled for December 9, 2005.

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

During the three months ended September 30, 2005, two customers comprised 26% and 18% of the Company’s sales. The accounts receivable balances for these customers at September 30, 2005 were $53,023 and $26,534, respectively. During the three months ended September 30, 2004, three customers comprised 45%, 18% and 12% of the Company’s sales, respectively.

During the six months ended September 30, 2005, four customers comprised 22%, 16%, 11% and 11% of the Company’s sales. The accounts receivable balances for these customers at September 30, 2005 were $53,023, $1,055, $26,534 and $1,365, respectively. During the six months ended September 30, 2004, two customers comprised 56% and 29% of the Company’s sales, respectively.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors expression of a substantial doubt about our ability to continue as a going concern; (iv) our need for additional capital and the uncertainty of obtaining it; (v) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vi) our failure to timely make certain regulatory filings; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price which is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; and (xxv) control by certain stockholders. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

We develop, market and license a remote control, monitoring and facilities management platform designed for application across universal vertical markets. Customers use our proprietary products to connect and manage multiple site operations in real time by integrating disparate software systems with diverse numbers of analog and digital devices. Multiple sites can automatically interact with each other and report up stream to a single dashboard style application software with customized screens and drill-down control capabilities all assessable from any Internet or network connection. Additional features of the platform include automatic bi-directional control and response, root cause analysis, data aggregation and alarm notification. The platform proactively automates and optimizes mission critical devices and integrates facilities management operations. The Company’s proprietary software product is the "Axess" application. Axess interfaces with the "EIF", "UIF" and "UVM" hardware integration products. The Company has provided specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”) until September 30, 2005. The SeBI integration activity has been temporarily suspended while this activity is revaluated in line with the launch of the US Energy Joint Venture and Interscan/Nautel Navigation new vertical market sales channels. It is most likely that specialized integration services will only be offered to new vertical market customers where there is a direct value add to the Company’s and our partner’s solutions and products.

Our significant clients include General Electric - NBC/Telemundo Network, Viacom - CBS, Disney - ABC TV & Radio Networks, “Harris Broadcast”, a division of Harris Corp. (NYSE symbol - HRS), Lin Television and Sinclair Broadcast. Harris Broadcast are a worldwide OEM distributor of our products in the radio and television markets. The existing Harris Broadcast OEM agreement continues to be on a non-exclusive basis and expires on February 25, 2006. Discussions are taking place regarding a new non-exclusive reseller agreement with Harris Broadcast, although no assurance can be offered as to the outcome of such discussions. On November 3, 2005, we entered into a formal OEM distribution agreement with the Singapore based Pixelmetrix Corporation Pte Ltd. (‘Pixelmetrix”), a leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Company’s Axess application empowers the Pixelmetrix branded “Consolidator Plus” management and test measurement solution for digital television. The first Consolidator Plus installations using Axess are scheduled in November 2005 for several European television networks. On November 1, 2005 the Company entered into an OEM agreement with Sound Broadcast Services, the United Kingdom based manufacturer of the Eddystone brand of digital and analog radio transmitters (“SBS”).

The sales pipeline from the US Energy Systems Corp. joint venture, focused on the telecommunications, DC Power/stored energy and infrastructure markets, is building; however, the Company believes that the lack of adequate working capital has protracted certain opportunities where there are concerns about its financial strength. Beta testing with governmental, telecommunications and infrastructure clients is proceeding and we have identified opportunities in the battery monitoring/facilities management market including local, state and federal government, military, oil refining, petrochemical and energy infrastructure operations.

We are well positioned to expand beyond our traditional broadcast industry activities into the identified new vertical markets, including power and energy management, telecom, wireless, homeland security, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. We believe that the architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device convergence, network automation and powerful remote control and monitoring capabilities in real time. We are in the process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions.

For the Quarter Ended September 30, 2005 and 2004

Results From Operations

Revenues - Revenues were $310,983 and $182,570 for the three months ended September 30, 2005 and 2004, respectively.  Revenues consisted of $144,983 of product revenues and $166,000 of integration services revenues for the three months ended September 30, 2005. Revenues consisted of $49,923 of product revenues and $132,647 of integration services revenues for the three months ended September 30, 2004.  The increase in product revenues of approximately $95,000 is due to the ramping up of our direct sales activities to third-party customers, which began in the first part of 2005 as a result of the weak broadcast sales from our broadcast industry partner, Harris Broadcast, as the Company realigned its relationship on a non-exclusive basis. Harris Broadcast implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. In the current quarter, approximately $50,000 in increased sales can be attributed to purchases of our hardware integration products by Harris Broadcast as it has exhausted its inventory of the Company’s hardware products during the quarter. The Statmon distribution agreement with Harris Broadcast reverted to a non-exclusive basis on July 18, 2004, when it failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006 and the Company is currently negotiating a reseller agreement with the goal to replace the existing OEM agreement before or upon its expiration. Harris Broadcast indicates that it remains highly committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The increase in integration services revenues of approximately $33,000 is due to the timing of several large projects in the current year.

Cost of Sales - Cost of sales were $122,703 and $58,597 for the three months ended September 30, 2005 and 2004, respectively. Cost of sales consisted of $49,663 related to product revenues and $73,040 related to integration services revenues for the three months ended September 30, 2005. Cost of sales consisted of $232 related to product revenues and $58,365 related to integration services revenues for the three months ended September 30, 2004.  Overall gross profit percentage decreased to 61% in the three months ended September 30, 2005 compared to 68% in the comparable prior year period. The decrease in overall gross profit percentage is attributable to an increase in integration services revenues and an increase in product sales of hardware integration devices to Harris Broadcast. The gross profit percentage for systems integration is approximately 56% as compared to the gross profit percentage for product sales of approximately 66% for the three months ended September 30, 2005. The shift in the overall mix of revenues and an increase in the sales of hardware integration products have caused an overall decrease in the gross profit percentage of approximately 7% from the prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $632,318 and $492,728 for the three months ended September 30, 2005 and 2004, respectively, an increase of approximately $140,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in tradeshow expenses and sales related expenses of approximately $25,000, an increase in research and development expenses related our new EIF-32+ product and our development activities focused on vertical market penetration of $25,000 and an increase in salary expenses related to the executive employment contracts and the addition of three employees.

Other Expense - Other Expense was $382,933 and $392,216 for the three months ended September 30, 2005 and 2004, respectively. The decrease of approximately $10,000 can be attributed to a decrease in amortization of debt discount of approximately $16,000 due to a decrease in the relative amount of new debt during the current and most recent prior period, a decrease in common stock and warrants issued in association with debt of approximately $40,000 related to the issuance of penalty warrants associated with delinquent notes due to a decrease in the stock price as compared to the prior year period, offset by an increase in amortization of deferred financing costs of approximately $13,000 related to such new debt and an increase in interest expense of approximately $33,000 related to increased outstanding debt in the period.

Net Loss - As a result of the above, for the three months ended September 30, 2005 the Company recorded a net loss of $826,971, compared to a net loss of $760,971 for the same period the previous year.

For the Six Months Ended September 30, 2005 and 2004

Results From Operations

Revenues - Revenues were $726,111 and $808,820 for the six months ended September 30, 2005 and 2004, respectively.  Revenues consisted of $335,674 of product revenues and $390,437 of integration services revenues for the six months ended September 30, 2005. Revenues consisted of $505,405 of product revenues and $303,415 of integration services revenues for the six months ended September 30, 2004.  The decrease in product revenues of approximately $170,000 is due to the weak broadcast sales from our broadcast industry partner, Harris Broadcast, as the Company realigned its relationship on a non-exclusive basis, offset by the ramping up of our direct sales activities to third-party customers, which began in the first part of 2005. Harris Broadcast implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Statmon distribution agreement with Harris Broadcast reverted to a non-exclusive basis on July 18, 2004, when it failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006 and the Company is currently negotiating a reseller agreement with the goal to replace the existing OEM agreement. Harris Broadcast indicates that it remains committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The increase in integration services revenues of approximately $87,000 is due to the timing of several large projects in the current year.

Cost of Sales - Cost of sales were $252,014 and $184,157 for the six months ended September 30, 2005 and 2004, respectively. Cost of sales consisted of $80,222 related to product revenues and $171,792 related to integration services revenues for the six months ended September 30, 2005. Cost of sales consisted of $50,969 related to product revenues and $133,188 related to integration services revenues for the six months ended September 30, 2004.  Overall gross profit percentage decreased to 65% in the six months ended September 30, 2005 compared to 77% in the comparable prior year period. The decrease in overall gross profit percentage is attributable to an increase in integration services revenues and an increase in product sales of hardware integration devices to Harris Broadcast. The gross profit percentage for systems integration is approximately 56% as compared to the gross profit percentage for product sales of approximately 76% for the six months ended September 30, 2005. The shift in the overall mix of revenues and an increase in the sales of hardware integration products have caused an overall decrease in the gross profit percentage of approximately 12% from the prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,277,473 and $923,817 for the six months ended September 30, 2005 and 2004, respectively, an increase of approximately $350,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in sales and marketing expenses of approximately $75,000, an increase in research and development expense related to our new EIF-32+ product and development activities focused on vertical market penetration of approximately $100,000 and an increase in personnel expenses related to the executive employment contracts and the addition of four employees.

Other Expense - Other Expense was $740,010 and $981,593 for the six months ended September 30, 2005 and 2004, respectively. The decrease of approximately $241,000 can be attributed to a decrease in amortization of debt discount of approximately $242,000 due to a decrease in the relative amount of new debt during the current and most recent prior period, a decrease in common stock and warrants issued in association with debt of approximately $34,000 related to the issuance of penalty warrants associated with delinquent notes due to a decrease in the stock price as compared to the prior year period and a decrease in amortization of deferred financing costs of approximately $27,000 related to such new debt, offset by an increase in interest expense of approximately $62,000 related to increased outstanding debt in the period.

Net Loss - As a result of the above, for the six months ended September 30, 2005 the Company recorded a net loss of $1,543,386, compared to a net loss of $1,280,748 for the same period in the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the six months ended September 30, 2005, the Company issued Units to investors which consisted of (i) $686,700 principal amount promissory notes bearing interest of either 10% or 20% per annum, of which $100,000 is due 30 days from the date of issuance with the balance due 365 days from the date of issuance, (ii) 726,700 shares of the Company’s common stock, and (iii) three-year warrants to purchase 736,700 shares of Common Stock, of which 110,000 were exercisable at $1.25 per share and the remainder at $1.50 per share. Additionally, the Company received a $7,000 non-interest bearing loan from an investor due 60 days from the date of receipt of the funds.

The Company continues to be in default on $250,000 of Senior Notes during the six months ended September 30, 2005. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2005 is $140,404. Additionally, according to the penalty provisions of the loan agreements, the Company issued three-year penalty warrants to purchase 614,955 shares of common stock at $1.00 per share during the six months ended September 30, 2005 associated with unsecured notes in default.

Net cash used in operating activities was $674,428 and $68,811 for the six months ended September 30, 2005 and 2004, respectively.  The use of cash in 2005 is the result of a net loss of approximately $1,543,000, partially offset by non-cash charges of approximately $580,000 and a net change in operating assets and liabilities of approximately $180,000. The cash used in operating activities in 2004 is the result of a net loss of approximately $1,280,000, partially offset by non-cash charges of approximately $879,000 and a net change in operating assets and liabilities of approximately $332,000.

Cash used in investing activities was $1,184 and $4,321 for the six months ended September 30, 2005 and 2004, respectively.

Cash provided by financing activities was $585,435 and $75,000 for the six months ended September 30, 2005 and 2004, respectively. Borrowings in the six months ended September 30, 2005 were $693,700 as compared to $270,000 for the same period last year. These borrowings were offset by repayments of $0 and $195,000 for the 2005 and 2004 periods, respectively and an increase in financing costs incurred in the period of $108,265. The increase in borrowings can be directly attributed to the realignment of the broadcast sales channel with the Company’s broadcast industry partner, Harris, on a non-exclusive basis.

During November 2005, the Company sold a Unit composed of (i) $25,000 principal amount of promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 25,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years.

As of September 30, 2005, the Company had a working capital deficiency of approximately $3,658,000, including notes payable and accrued interest totaling approximately $3,084,000, net of applicable debt discount of $349,090. The Company has no long-term debt.

In order to continue its operations beyond March 2006, the Company will need to attain its revenue and profit margin goals, repay or obtain extensions on its existing debt and raise additional working capital through a private placement of equity or debt. The Company has commenced a private placement through a placement agent to sell a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible Preferred Stock and warrants to purchase Common Stock. This private placement is being made to institutions and accredited investors on a best efforts basis during the third and fourth quarters of fiscal 2006. The Company intends to use the proceeds of this or any other offering to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

The Company has incurred net losses of approximately $8,200,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $3,658,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent auditors, included with its annual report on Form 10-KSB for the year ended March 31, 2005, that includes an explanatory paragraph describing their uncertainty as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the financial reporting. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. The Company did hire an additional person to enhance its accounting staff during the six months ended September 30, 2005. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants. A settlement conference has been agreed to by the parties and ordered by the Court. The settlement conference is scheduled for December 9, 2005.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company issued the following Units to investors which consisted of:

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 10,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 10,000 shares of common stock at $1.50 per share.

•
(i) $100,000 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 200,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 200,000 shares of common stock at $1.50 per share.

•
(i) $16,700 principal amount promissory notes bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 16,700 shares of the Company’s common stock, and (iii) three-year warrants to purchase 16,700 shares of common stock at $1.50 per share.

•
(i) $110,000 principal amount promissory note bearing interest at 20% per annum and due 365 days from the date of issuance, (ii) 100,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 110,000 shares of common stock at $1.25 per share.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 100,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 100,000 shares of common stock at $1.50 per share.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 30 days from the date of issuance, (ii) 50,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 50,000 shares of common stock at $1.50 per share.

•	A $7,000 non-interest bearing loan from an investor due 60 days from the date of receipt of the funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company continued to be in default on $250,000 of Senior Notes during the three months ended September 30, 2005. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2005 is $140,404.

The Company also continues to be in default on a $50,000 principal amount promissory note issued in June 2002, a $50,000 principal amount promissory note issued in September 2003, a $100,000 principal amount promissory note issued in November 2003, a $60,000 principal amount promissory note issued in January 2004, a $100,000 principal amount promissory note issued in March 2004, a $250,000 promissory note issued in August 2004 and has recently defaulted on a $100,000 promissory note issued in October 2004. The Notes continue to accrue interest at 15% per annum and 2,500 penalty warrants per month continue to be granted on the first $50,000 note since January 10, 2003, 2,500 penalty warrants per month continue to be granted on the second $50,000 note since April 19, 2004, 20,000 penalty warrants per month continue to be granted on the first $100,000 note since May 22, 2004, 3,000 penalty warrants per month continue to be granted on the $60,000 note since August 2, 2004, 5,000 penalty warrants per month continue to be granted on the second $100,000 note since October 14, 2004, 12,500 penalty warrants per month continue to be granted on the $250,000 note since March 23, 2005 and 10,000 penalty warrants per month have begun to be granted on the third $100,000 note since November 8, 2005. The accrued interest on these Notes at September 30, 2005 is $142,092.

In total, at September 30, 2005, $1,717,000 principal amount of the $2,878,700 principal amount of promissory notes are in default and $548,109 of interest had accrued on all outstanding notes as of such date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
31.1	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b)	The Company filed no reports on Form 8-K during the quarterly period ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005	By:	/s/
Geoffrey P. Talbot Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.