Form 10QSB
period 2005-12-31
STATMON TECHNOLOGIES CORP
filed 2006-02-21
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2005

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
YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2006
Common Stock, $.01 par value	13,446,392

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
December 31, 2005

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS
Current Assets:
Cash	$5,493
Accounts receivable	98,566
Inventories	66,245
Prepaid expense and other current assets	11,742

Total Current Assets	182,046

Property and Equipment, net	18,728

Deferred Financing Costs	79,248
Other Assets	10,465

Total Assets	$290,487

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $280,000 due to related parties), net of debt
discount of $207,556	$2,703,144
Accounts payable	321,180
Accrued expenses	287,863
Accrued compensation	309,228
Interest payable (including $160,644 due to related parties)	647,497
Deferred revenue	54,791

Total Liabilities	4,323,703

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized,
13,371,847 issued and outstanding	133,718
Additional paid-in capital	4,757,188
Accumulated deficit	(8,924,122)
Total Stockholders' Deficiency	(4,033,216)

Total Liabilities and Stockholders' Deficiency	$290,487

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,
	2005	2004

Revenues	$289,223	$344,786

Cost of Sales	43,243	126,763

Gross Profit	245,980	218,023

Selling, General and Administrative Expenses	485,543	500,851

Operating Loss	(239,563)	(282,828)

Other Expense:
Interest	100,256	64,594
Common stock and warrants issued in association with debt	162,909	252,768
Amortization of debt discount	172,139	94,854
Amortization of deferred financing costs	35,959	14,001
Total Other Expense	471,263	426,217

NET LOSS	$(710,826)	$(709,045)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	13,271,625	11,525,840

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2005	2004

Revenues	$1,015,334	$1,153,606

Cost of Sales	295,257	310,920

Gross Profit	720,077	842,686

Selling, General and Administrative Expenses	1,763,016	1,424,668

Operating Loss	(1,042,939)	(581,982)

Other Expense:
Interest	269,661	172,172
Common stock and warrants issued in association with debt	483,984	608,127
Amortization of debt discount	379,042	544,327
Amortization of deferred financing costs	78,586	83,184
Total Other Expense	1,211,273	1,407,810

NET LOSS	$(2,254,212)	$(1,989,792)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.17)	$(0.17)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	12,941,441	11,738,470

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,254,212)	$(1,989,792)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,363	8,409
Common stock and warrants issued in association with debt	483,984	608,127
Amortization of debt discount	379,042	544,327
Amortization of deferred financing costs	78,586	83,184
Changes in operating assets and liabilities:
Accounts receivable	32,617	591,860
Inventories	2,277	(52,235)
Prepaid expense and other current assets	(42,593)	95,819
Other assets	(3,150)	(850)
Accounts payable	(84,249)	(88,942)
Accrued expenses	159,936	69,119
Accrued compensation	131,742	(117,129)
Interest payable	267,588	159,424
Deferred revenue	10,320	(135,319)
NET CASH USED IN OPERATING ACTIVITIES	(824,749)	(223,998)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,184)	(6,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	768,700	470,000
Repayment of notes payable	(50,000)	(205,000)
Deferred financing costs	(79,248)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	639,452	265,000

NET (DECREASE) INCREASE IN CASH	(186,481)	34,627

CASH, BEGINNING OF PERIOD	191,974	92,527

CASH, END OF PERIOD	$5,493	$127,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,072	$25,253
Income taxes	$917	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial information. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to make the Company's financial position, results of operations and cash flows not misleading at the dates and for the periods indicated. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the year ended March 31, 2005. The results for three and nine months ended December 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $8,924,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges.

Additionally, the Company had a net working capital deficiency of approximately $4,142,000 at December 31, 2005. The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to maintain operations or expand its planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management Plans

The Company expects that the growth and expansion of operations will require capital infusions to fund the Company’s working capital needs. The Company is seeking to raise sufficient capital through a private placement of its equity or long-term debt securities in the first quarter of the 2006 calendar year. The Company has entered into a letter of intent with a NASD registered placement agent to sell a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management expects that at least the minimum offering, which is conducted on a best efforts basis, will be made to institutions and accredited investors before March 31, 2006. The Company’s promissory note holders are being approached to convert a minimum of $1.5 million, or an amount as otherwise agreed to between the Company and the Placement Agent, of the promissory noteholders’ principal into the above mentioned units.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

There can be no assurances that the Company will be successful in obtaining the aforementioned financing or refinancing, converting and/or extending its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $133,000 and $105,000 for the three months ended December 31, 2005 and 2004, respectively, and $415,000 and $283,000 for the nine months ended December 31, 2005 and 2004, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists primarily of finished goods. Raw materials and WIP are deemed immaterial.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 6,585,180 and 3,928,474 shares of common stock as of December 31, 2005 and 2004, respectively.

f.
Revenue Recognition - Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants ("AICPA") and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Management believes its current revenue recognition policies and practices are consistent with SOP 97-2.

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

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

g.
Stock-Based Compensation - As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

For three and nine months ended December 31, 2005 and 2004, the Company did not issue any options to its employees.

h.
New Accounting Pronouncements - On September 28, 2005, the FASB ratified the following consensus reached in the Emerging Issues Task Force ("EITF") Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

The EITF reached a tentative conclusion on EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option," that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The application of this pronouncement is not expected to have an impact on the Company's consolidated financial statements.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. The Company does not believe the adoption of this pronouncement will have an impact on the Company's consolidated financial statements.

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

The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123(R) is effective for small business issuers for the first annual reporting period that begins after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

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

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004.  The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

These notes have maturity dates between October 30, 2005 and August 31, 2006.

During the three months ended December 31, 2005, the Company issued Units to investors consisting of:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 25,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 25,000 shares of common stock at $1.50 per share.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	NOTES PAYABLE, continued

•
(i) $50,000 principal amount promissory note bearing no interest and due 20 days from the date of issuance, (ii) 50,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 50,000 shares of common stock at $1.50 per share. The note was repaid during the period.

In total, at December 31, 2005, $2,017,000 principal amount of the $2,903,700 principal amount of promissory notes are in default and $647,497 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes during the nine months ended December 31, 2005. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2005 is $149,856.

The Company has secured the obligation to two noteholders in second position behind the Senior Notes for a total of $890,000. Additionally, the Company has secured the obligation to one noteholder in third position behind the Senior Notes for a total of $250,000.

According to the penalty provisions of the loan agreements, the Company issued three-year penalty warrants to purchase 1,268,512 shares of common stock at $1.00 per share and 17,742 shares of common stock at $2.00 per share during the nine months ended December 31, 2005, associated with unsecured notes in default.

During February 2006, the Company issued a $50,000 and a $40,000 promissory note both bearing interest at 10% per annum and due 60 days from the date of issuance and 25,000 and 20,000 shares of common stock, respectively, related to these notes, to one investor.

4.	EQUITY TRANSACTIONS

In September 2005, the Company amended and restated its Articles of Incorporation to increase the number of shares of Common Stock, par value of $0.01 per share, authorized from 25,000,000 to 100,000,000 and to increase the number of shares of Preferred Stock, par value of $0.01 per share, authorized from 5,000,000 to 10,000,000.

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

During the three months ended December 31, 2005, the Company issued 75,000 shares of Common Stock valued at $32,250 associated with secured Senior notes that are in default and 9,090 shares of Common Stock valued at $4,000 associated with a certain $100,000 secured promissory note that is in default. Additionally, the Company issued 75,000 shares of Common Stock valued at $21,059 related to new debt in the same period.

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

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	EQUITY TRANSACTIONS, continued

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

During the three months ended December 31, 2005, the Company granted 746,299 warrants to note holders, of which 75,000 warrants were valued at $9,547 related to new debt in the period, 671,299 warrants were valued at $126,660 related to notes in default. Additionally, during the three months ended December 31, 2005, warrants to purchase 156,766 shares of Common Stock at $1.00 per share expired. The weighted average exercise price of the warrants granted during the period was $1.07. The vesting period on these warrants is immediate and the exercise period is for three years from the date of their respective dates of issuance.

5.	COMMITMENTS AND CONTINGENCIES

a.	Legal Proceedings

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants.  On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships, Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	COMMITMENTS AND CONTINGENCIES, continued

b.	Other

The Company has not yet filed certain delinquent Federal, State and Local compensation related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. In addition, as of December 31, 2005, the Company has accrued approximately $149,000 of payroll taxes which the Company owes for periods commencing July 2004. Management of the Company has indicated that such delinquent filings and liabilities are expected to be rectified once the Company completes its anticipated financing transaction (see note 1).

6.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

a.	Major Customers

During the three months ended December 31, 2005, three customers comprised 23%, 12% and 11% of the Company’s sales. The accounts receivable balances for these customers at December 31, 2005 were $0, $22,273 and $9,410, respectively. During the three months ended December 31, 2004, two customers comprised 37% and 20% of the Company’s sales.

During the nine months ended December 31, 2005, three customers comprised 17%, 15% and 11% of the Company’s sales. The accounts receivable balances for these customers at December 31, 2005 were $22,273, $0 and $2,006, respectively. During the nine months ended December 31, 2004, two customers comprised 45% and 22% of the Company’s sales.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) our need for additional capital and the uncertainty of obtaining it; (v) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vi) our failure to timely make certain regulatory filings; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price which is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; and (xxv) control by certain stockholders. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

The Company develops, markets and licenses a remote control, monitoring and facilities management platform designed for application across universal vertical markets. Customers use our proprietary products to connect and manage multiple site operations in real time by integrating disparate software systems with diverse numbers of analog and digital devices. Multiple sites can automatically interact with each other and report up stream to a single dashboard style application software with customized screens and drill-down control capabilities all assessable from any Internet or network connection. Additional features of the platform include automatic bi-directional control and response, root cause analysis, data aggregation and alarm notification. The platform proactively automates and optimizes mission critical devices and integrates facilities management operations. The Company’s proprietary software product is the "Axess" application. Axess interfaces with the "EIF", "UIF" and "UVM" hardware integration products. Until September 2005 the Company has provided specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”). The SeBI integration activity has been suspended with no current plans to reinstate although this position may change in the future. The short term focus of integration activities is directed at meeting the needs of the US Energy and Interscan/Nautel Navigation new vertical market opportunities and sales channels. Specialized integration services will only be offered to broadcast and new vertical market customers where there is a direct value add to the Company’s and our partner’s software solutions and integration products.

Our significant clients include General Electric - NBC/Telemundo Network, Viacom, CBS, Television and Radio Disney - ABC TV & Radio Networks, “Harris Broadcast”, a division of Harris Corp. (NYSE symbol - HRS), Belo Corp, and Univision. Harris Broadcast is a worldwide OEM distributor of our products in the radio and television markets. The existing Harris Broadcast non-exclusive OEM agreement expires on February 24, 2006. On December 9, 2005, Harris and the Company jointly announced they had entered into a memorandum of understanding for a new non-exclusive reseller agreement for a term of no less than three years. The parties are currently negotiating the agreement and are expecting to make an announcement prior to February 25, 2006, the expiration date of the pre-existing OEM agreement. On November 3, 2005, we entered into a formal OEM distribution agreement with the Singapore based Pixelmetrix Corporation Pte Ltd. (“Pixelmetrix”), a leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Company’s Axess application empowers the Pixelmetrix branded “Consolidator Plus” management and test measurement solution for digital television. The first Consolidator Plus installations using Axess are currently taking place with a major government owned European television network. On November 1, 2005 the Company entered into an OEM agreement with Sound Broadcast Services, the United Kingdom based manufacturer of the Eddystone brand of digital and analog radio transmitters (“SBS”). The first Eddystone/Axess installations are taking place in Singapore and Kuwait. The digital radio transmitter market is gaining traction around the world as radio broadcasters move to compete with competitive satellite content providers.

The partnership between Statmon and US Energy Systems focuses on the telecommunications, DC Power/stored energy and infrastructure markets and is building a solid foundation; however, the Company believes that the lack of adequate working capital has protracted certain opportunities where there are concerns about Statmon’s financial strength for major multiple site rollouts. Beta testing with governmental, telecommunications and infrastructure clients are preceding according to expectations.

We are well positioned to expand beyond our traditional broadcast industry activities into the identified new vertical markets, including power and energy management, telecom, wireless, homeland security, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. We believe that the architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device convergence, network automation and powerful remote control and monitoring capabilities in real time. The ongoing process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions continues and will ramped up dramatically when the Company has additional working capital.

For the Quarter Ended December 31, 2005 and 2004

Results From Operations

Revenues - Revenues were $289,223 and $344,786 for the three months ended December 31, 2005 and 2004, respectively.  Revenues consisted of $289,223 of product revenues and $0 of integration services revenues for the three months ended December 31, 2005. Revenues consisted of $181,333 of product revenues and $163,453 of integration services revenues for the three months ended December 31, 2004.  The increase in product revenues of approximately $108,000 is due to the ramping up of our direct sales activities to third-party customers and expanded reseller/OEM arrangements, which began in the first part of 2005 as a result of the weak broadcast sales from our broadcast industry partner, Harris Broadcast, as the Company realigned its relationship on a non-exclusive basis. Harris Broadcast implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Statmon distribution agreement with Harris Broadcast reverted to a non-exclusive basis on July 18, 2004, when it failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006 and the Company has executed a Memorandum of Understanding (“MOU”) with Harris in regards to our ongoing relationship and are currently negotiating a formal reseller agreement with the goal to replace the existing OEM agreement before or upon its expiration. Harris Broadcast indicates that it remains highly committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The decrease in integration services revenues is the result of the Company’s re-focused efforts to expand our core software business and the temporary suspension of integration services activities.

Cost of Sales - Cost of sales were $43,243 and $126,763 for the three months ended December 31, 2005 and 2004, respectively. Cost of sales consisted of $43,243 related to product revenues and $0 related to integration services revenues for the three months ended December 31, 2005. Cost of sales consisted of $54,859 related to product revenues and $71,904 related to integration services revenues for the three months ended December 31, 2004.  Overall gross profit percentage increased to 85% in the three months ended December 31, 2005 compared to 63% in the comparable prior year period. The increase in overall gross profit percentage is attributable to a decrease in integration services revenues and an increase in product sales of software only solutions during the period. The shift in the overall mix of revenues and an increase in the sales of software products have caused an overall increase in the gross profit percentage of approximately 22% from the prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $485,543 and $500,851 for the three months ended December 31, 2005 and 2004, respectively, a decrease of approximately $15,000.  The decrease in selling, general and administrative expenses is principally attributed to a decrease of approximately $90,000 related to integration services and $40,000 related to audit/professional fees offset by an increase in research and development expenses related our new EIF-32+ product and our development activities focused on vertical market penetration of approximately $30,000, an increase in marketing expenses of approximately $16,000 and an increase in personnel related expenses of approximately $69,000.

Other Expense - Other Expense was $471,263 and $426,217 for the three months ended December 31, 2005 and 2004, respectively. The increase of approximately $45,000 can be attributed to an increase in amortization of debt discount of approximately $77,000 due to an increase in the relative amount of new short-term debt during the most recent prior period, a decrease in common stock and warrants issued in association with debt of approximately $90,000 related to the issuance of penalty warrants associated with delinquent notes due to a decrease in the stock price as compared to the prior year period, an increase in amortization of deferred financing costs of approximately $22,000 related to such new debt and an increase in interest expense of approximately $36,000 related to increased outstanding debt in the period.

Net Loss - As a result of the above, for the three months ended December 31, 2005, the Company recorded a net loss of $710,826, compared to a net loss of $709,045 for the same period the previous year.

For the Nine Months Ended December 31, 2005 and 2004

Results From Operations

Revenues - Revenues were $1,015,334 and $1,153,606 for the nine months ended December 31, 2005 and 2004, respectively.  Revenues consisted of $624,897 of product revenues and $390,437 of integration services revenues for the nine months ended December 31, 2005. Revenues consisted of $686,738 of product revenues and $466,868 of integration services revenues for the nine months ended December 31, 2004.  The decrease in product revenues of approximately $62,000 is due to the weak broadcast sales from our broadcast industry partner, Harris Broadcast, as the Company realigned its relationship on a non-exclusive basis, offset by the ramping up of our direct sales activities to third-party customers, which began in the first part of 2005. Harris Broadcast implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Statmon distribution agreement with Harris Broadcast reverted to a non-exclusive basis on July 18, 2004, when it failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expires on February 24, 2006 and the Company is currently negotiating a reseller agreement with the goal to replace the existing OEM agreement. Such agreement expires on February 24, 2006 and the Company has executed a Memorandum of Understanding (“MOU”) with Harris in regards to our ongoing relationship and are currently negotiating a formal reseller agreement with the goal to replace the existing OEM agreement before or upon its expiration. Harris Broadcast indicates that it remains committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to previous levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The decrease in integration services revenues of approximately $77,000 is the result of the Company’s re-focused efforts to expand our core software business and the temporary suspension of integration services activities.

Cost of Sales - Cost of sales were $295,257 and $310,920 for the nine months ended December 31, 2005 and 2004, respectively. Cost of sales consisted of $123,465 related to product revenues and $171,792 related to integration services revenues for the nine months ended December 31, 2005. Cost of sales consisted of $105,828 related to product revenues and $205,092 related to integration services revenues for the nine months ended December 31, 2004.  Overall gross profit percentage decreased slightly to 71% in the nine months ended December 31, 2005 compared to 73% in the comparable prior year period. The decrease in overall gross profit percentage is attributable to an increase in product sales of hardware integration devices to Harris Broadcast during the second quarter of fiscal year end March 31, 2006.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,763,016 and $1,424,668 for the nine months ended December 31, 2005 and 2004, respectively, an increase of approximately $338,000.  The increase in selling, general and administrative expenses is principally attributed to an increase in sales and marketing expenses of approximately $140,000, an increase in research and development expense related to our new EIF-32+ product and development activities focused on vertical market penetration of approximately $130,000, an increase in personnel related expenses of approximately $108,000 offset by a decrease in integration services related expenses of $40,000.

Other Expense - Other Expense was $1,211,273 and $1,407,810 for the nine months ended December 31, 2005 and 2004, respectively. The decrease of approximately $197,000 can be attributed to a decrease in amortization of debt discount of approximately $165,000 due to a decrease in the relative amount of new debt during the current and most recent prior period, a decrease in common stock and warrants issued in association with debt of approximately $124,000 related to the issuance of penalty warrants associated with delinquent notes due to a decrease in the stock price as compared to the prior year period and a decrease in amortization of deferred financing costs of approximately $5,000 related to such new debt, offset by an increase in interest expense of approximately $97,000 related to increased outstanding debt in the period.

Net Loss - As a result of the above, for the nine months ended December 31, 2005 the Company recorded a net loss of $2,254,212, compared to a net loss of $1,989,792 for the same period in the previous year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the nine months ended December 31, 2005, the Company issued Units to investors which consisted of (i) $761,700 principal amount promissory notes bearing interest between 0% and 20% per annum, of which $50,000 was repaid, $100,000 due 30 days from the date of issuance and the balance due 365 days from the date of issuance, (ii) 801,700 shares of the Company’s common stock, and (iii) three-year warrants to purchase 811,700 shares of Common Stock, of which 110,000 were exercisable at $1.25 per share and the remainder at $1.50 per share. Additionally, the Company received a $7,000 non-interest bearing loan from an investor due 60 days from the date of receipt of the funds.

The Company continues to be in default on $250,000 of Senior Notes during the nine months ended December 31, 2005. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2005 is $149,856. Additionally, the Company issued 4,545 shares of Common Stock per month related to a $100,000 note per the default provisions of the promissory note.

According to the penalty provisions of the loan agreements, the Company issued three-year penalty warrants to purchase 1,268,512 shares of common stock at $1.00 per share and three-year warrants to purchase 17,742 shares of common stock at $2.00 per share during the nine months ended December 31, 2005 associated with both secured and unsecured notes in default.

Net cash used in operating activities was $824,749 and $223,998 for the nine months ended December 31, 2005 and 2004, respectively.  The use of cash in 2005 is the result of a net loss of approximately $2,254,000, partially offset by non-cash charges of approximately $955,000 and a net change in operating assets and liabilities of approximately $474,000 which includes the Company’s accrual of payroll taxes due and not yet paid of approximately $149,000. The cash used in operating activities in 2004 is the result of a net loss of approximately $1,990,000, partially offset by non-cash charges of approximately $1,244,000 and a net change in operating assets and liabilities of approximately $522,000.

Cash used in investing activities was $1,184 and $6,375 for the nine months ended December 31, 2005 and 2004, respectively.

Cash provided by financing activities was $639,452 and $265,000 for the nine months ended December 31, 2005 and 2004, respectively. Borrowings in the nine months ended December 31, 2005 were $768,700 as compared to $470,000 for the same period last year. These borrowings were offset by repayments of $50,000 and $205,000 for the 2005 and 2004 periods, respectively and an increase in financing costs incurred in the period of $79,248. The increase in borrowings can be directly attributed to a decrease in revenue related to the realignment of the broadcast sales channel with the Company’s broadcast industry partner, Harris, on a non-exclusive basis.

During February 2006, the Company issued a $50,000 and a $40,000 promissory note both bearing interest at 10% per annum and due 60 days from the date of issuance and 25,000 and 20,000 shares of common stock, respectively, related to these notes, to one investor.

As of December 31, 2005, the Company had a working capital deficiency of approximately $4,142,000, including notes payable and accrued interest totaling approximately $3,351,000, net of applicable debt discount of approximately $208,000. The Company has no long-term debt.

In order to continue its operations beyond June 2006, the Company will need to attain its revenue and profit margin goals, repay or obtain extensions/conversions on its existing debt and raise additional working capital through a private placement of equity or debt. The Company has entered into a letter of intent with a NASD registered placement agent to sell a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management expects that at least the minimum offering, which is conducted on a best efforts basis, will be made to institutions and accredited investors before March 31, 2006. The Company’s promissory note holders are being approached to convert a minimum of $1.5 million, or an amount as otherwise agreed to between the Company and the Placement Agent, of their principal into the above mentioned offering. The Company intends to use the proceeds of this or any other offering to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

The Company has incurred net losses of approximately $8,924,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $4,142,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent auditors, included with its annual report on Form 10-KSB for the year ended March 31, 2005, that includes an explanatory paragraph describing the conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that the Company will be able to raise the capital it requires in the necessary time frame or at all or that it will be able to raise the capital in terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions/conversions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. However, at this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. The Company did hire an additional person to enhance its accounting staff during the nine months ended December 31, 2005. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants.  On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships, Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended December 31, 2005, the Company issued the following Units to investors which consisted of:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 25,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 25,000 shares of common stock at $1.50 per share.

•
(i) $50,000 principal amount promissory note bearing no interest and due 20 days from the date of issuance, (ii) 50,000 shares of the Company’s common stock, and (iii) three-year warrants to purchase 50,000 shares of common stock at $1.50 per share. The note was repaid during the period.

In addition, the Company provided secured positions to three noteholders for a total of $1,140,000 of principal behind the Senior Notes.

ITEM 3. Defaults Upon Senior Securities

The Company continued to be in default on $250,000 of Senior Notes during the three months ended December 31, 2005. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2005 is $149,856.

The Company also continues to be in default on a $50,000 principal amount promissory note issued in June 2002, a $50,000 principal amount promissory note issued in September 2003, a $100,000 principal amount promissory note issued in November 2003, a $60,000 principal amount promissory note issued in January 2004, a $100,000 principal amount promissory note issued in March 2004, a $250,000 promissory note issued in August 2004, a $100,000 promissory note issued in October 2004, a $100,000 promissory note issued in December 2004 and a $100,000 promissory note issued on September 30, 2005 and due in 30 days. The Notes continue to accrue interest at 15% per annum and 2,500 penalty warrants per month continue to be granted on the first $50,000 note since January 10, 2003, 2,500 penalty warrants per month continue to be granted on the second $50,000 note since April 19, 2004, 20,000 penalty warrants per month continue to be granted on the first $100,000 note since May 22, 2004, 3,000 penalty warrants per month continue to be granted on the $60,000 note since August 2, 2004, 5,000 penalty warrants per month continue to be granted on the second $100,000 note since October 14, 2004, 50,000 penalty warrants per month continue to be granted on the $250,000 note since March 23, 2005, 10,000 penalty warrants per month have begun to be granted on the third $100,000 note since November 8, 2005. The accrued interest on these Notes at December 31, 2005 is $182,237.

In total, at December 31, 2005, $2,017,000 principal amount of the $2,903,700 principal amount of promissory notes are in default and $647,497 of interest had accrued on all outstanding notes as of such date.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b)	The Company filed no reports on Form 8-K during the quarterly period ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2006	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.