Form 10KSB
period 2006-03-31
STATMON TECHNOLOGIES CORP
filed 2006-07-14
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,261,879

As of June 30, 2006, 4,910,205 shares of the Company’s common stock, par value $.01 per share, were held by non-affiliates which had a market value of approximately $2,111,388 based on available OTCBB quote at the average between the bid and asked price of $0.43. The number of shares of common stock of the registrant outstanding as of June 30, 2006 was 14,140,117.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. Some of such statements involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "plan," "project," "continue," "believe," "expect," "anticipate," "intend," "estimate" and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. Such statements involve known and unknown risks, uncertainties and situations that might cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" in this Form 10-KSB, along with any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

In this Report, “Statmon”, “the Company”, “we”, “us”, or “our” refer to Statmon Technologies Corp. and its wholly-owned subsidiaries STC Software Corp. and Statmon-eBI Solutions, LLC.

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a proprietary software development and integration technology products solution provider. The Company’s proprietary flagship software application "Axess" and supporting integration products are used by major corporate, institutional and governmental customers to optimize, manage and control their network operations centers (”NOC’s”), remote facilities and devices. Architecturally designed as a “manager of managers” platform, wide scale network operations down to individual devices, regardless of the equipment brand or technology, can be monitored and controlled in real time from a single point of control “dashboard” style screen and system wide proactive alarm system. The Company’s products have application in a wide variety of situations where a need exists for system wide management, alarmed monitoring, remote control and automation, all in real time. The Company’s products help to facilitate the meaningful reduction of operational costs, the aggregation of data and compliance reporting, all at low cost.

The Company’s marketing and distribution of its products is primarily facilitated by third party sales channels, strategic partners and OEM collaborations. Channel partners are developed and managed by an internal business development team and supported by a direct sales force. The Company, in its highly defined nitch, has a history as an innovative technology leader for facilities management, transmission remote control and monitoring in the traditional television, radio and cable broadcast industries. The traditional television market is under going a resurgence of activity as the high definition television, cable and satellite delivery systems realign their operating and business models including offering additional digital channels that individually focus on high definition programming, extensive weather reporting and continuous sports and news coverage as additional channels. Operations are streamlined with central casting, regional geographical hubs and unmanned remote operations. The traditional radio markets are retrofitting to multi band digital transmission in order to remain competitive with satellite radio, mobile multimedia and music to cell phone offerings. Upon receiving adequate expansion capital, the Company is poised to pursue rapid expansion into new vertical markets including wireless telecommunications (cell phone), mobile TV, multimedia and gaming, power management, government infrastructure management, homeland security, military surveillance and other markets where centralized network management, embedded industrial systems and wide scale remote monitoring and control solutions are required.

For example, we have recently become active in the wireless telecommunications industry and the launch of the mobile TV and multimedia entertainment market. Our products have strategic application providing network management, remote control and facilities management solutions for the technology platforms and wide scale infrastructure build-out of content delivery systems which are separate and running in tandem to the cellular mobile phone carrier networks. This is a global market which is currently in its early stage of development. It is expected to experience growth over the next 3 to 5 years as the mobile telephone carriers and service providers compete to provide superior video services and high quality content. We believe that our background in the mainstream broadcast industry places us in a strong position to satisfy the operational needs of the mobile phone carriers and infrastructure providers for content delivery.

Our significant clients include: General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Belo Corp. Television, Tribune Company Television and Univision Communications Television and Radio Network. Our sales channel and integration partners include: Harris Broadcast, Pixelmetrix, Nautel Navigation, US Energy Systems, Burst Communications, Sound Broadcast Services, Ltd. and Synergy Systems.

History

The Company was previously known as Viable Resources Inc. ("Viable") and was incorporated in the State of Nevada on August 24, 1978 with authorized common stock of 25,000,000 shares at a par value of $0.01 per share. Between 1978 and 1992, Viable was engaged in the mining business. On February 29, 1984, Viable filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Act in the United States Bankruptcy Court in the District of Wyoming (the “Viable Resources Bankruptcy”). On July 13, 1988, the Bankruptcy Court issued the final decree closing the case of Viable Resources, Inc. (No. 84-00138-B), pursuant to Rule 3022 under the U.S. Bankruptcy Act. During 1992, Viable ceased operations and it remained inactive until June 2002 when it proceeded with a reverse merger by acquiring all of the issued and outstanding common stock of Statmon Technologies Corp. (renamed “STC Software Corp” in 2004), a privately held Delaware corporation incorporated in June 2000. As a result, STC Software Corp became a wholly-owned subsidiary of the Company and the principal shareholders of STC Software Corp became the controlling shareholders of the Company. All pre-existing debt incurred or identified after the Viable Resources Bankruptcy had been extinguished by the statute of limitations or was previously settled before the transaction with STC Software Corp.

Prior to the transaction with STC Software Corp, the Viable Board of Directors, and a majority of its shareholders as of May 22, 2002, approved the Agreement and Plan of Reorganization (the “Plan of Reorganization”) between the Company and STC Software Corp. Under the Plan of Reorganization the Company changed its name to “Statmon Technologies Corp.” and exchanged 7,575,000 shares of its common stock (on a post reverse split basis) for all of the issued and outstanding common stock of STC Software Corp. The Company's issued and outstanding common stock was consolidated (reverse split) on a one for sixteen basis on June 12, 2002, the effective date of the transaction.

In connection with the Plan of Reorganization, the Company also issued warrants to purchase 250,000 shares of common stock (post reverse split) at $5.00 per share for a period of five years to the members of the Viable Board of Directors, all of whom resigned upon the appointment of the present members of the Board of Directors on June 13, 2002.

To pursue systems integration and new vertical market opportunities for Statmon products, in June 2001 we established “Statmon Professional Services Organization”, d/b/a “Statmon PSO”, in conjunction with Blue Skies LLC, (“Blue Skies”) an integration consulting firm controlled by Mr. John Hoff. Blue Skies introduced “eBI Solutions LLC” to the Company and in June 2002 in association with a joint venture we formed “SeBI” to replace the Statmon PSO activities and pursue specialized enterprise systems integration business and new vertical market opportunities for Statmon’s products. The SeBI specialized integration activity has been suspended with no current plans to reinstate although this position may change in the future. However, we continue to focus our integration activities to meet the needs of new vertical market opportunities and sales channels. Specialized integration services will only be offered to broadcast and new vertical market customers where there is a direct value add to us and our partner’s software solutions and integration products.

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

In 1998, Mr. Upfold relocated to the United States from Australia and in early 1999, the North American versions of the technology were installed and tested in three mainstream California broadcasters: KABC Disney Radio, KJLA in Los Angeles and KESQ Palm Springs (FOX, Telemundo and Disney's ABC television affiliates, respectively).

In June 2000, Peter J. Upfold co-founded Statmon Delaware and assigned all of his rights, title and interest in the technology to Statmon Delaware through a Technology Assignment Agreement. On June 12, 2002, through an Exchange Agreement, Statmon Delaware became a wholly owned subsidiary of the Company.

In 2001-2002, we installed our products throughout the GE Capital-owned NBC Television Network, inside the GE Capital wide area network (“WAN”) and also commenced rollouts for major broadcast station groups, including ABC-Disney, Telemundo (owned by NBC), Sinclair Broadcasting, Lin Television, Tribune, Hearst Argyle, Raycom and others.

On January 18, 2003 we entered into a three-year original equipment manufacturer (“OEM”) distribution agreement with Harris Broadcast Communications, a division of Harris Corporation (“Harris”). Harris is a dominant equipment manufacturer and software distributor in the broadcast market with over 1,600 sales engineers worldwide. We have interfaced our software with the Harris transmitter line of hardware and software products. Under the OEM agreement Harris became our exclusive broadcast industry distributor where AXESS was re-branded as a Harris product named ReCon for sale to Harris customers. Harris received certain exclusivity rights based on minimum purchases of our software and hardware products. Pursuant to the terms of the OEM Harris’s right to exclusivity in the broadcast industry terminated on July 22, 2004 and the OEM agreement expired on February 25, 2006. Prior to the expiration of the OEM, on November 25, 2005, Harris and Statmon entered into a memorandum of understanding setting out the terms and conditions for a new Non-Exclusive Reseller Agreement where Harris Broadcast would focus as a reseller of Statmon branded products and discontinue marketing ReCon as a separate Harris Broadcast branded product. The Non-Exclusive Reseller Agreement between Statmon and Harris became effective on May 26, 2006 and the two companies are working productively together as channel partners in the North American, Latin America, European and Asian markets.

Products and Services

Our technology is a sophisticated control panel, or "dashboard style" management tool kit, linking digital and analog control and information generating elements on a wide scale or narrow channel basis. We believe that pre-packaged, product-based solutions such as ours are replacing custom “in-house” software and integration services. Our proprietary technology products offer bi-directional telemetry for remote control, automation, self-healing and monitoring of devices, systems and facilities in real time, which results in improved operating efficiencies, headcount reductions and a greater return on investment (“ROI”). We believe additional ”value-add” can also be derived from the ability to process and disseminate vast amounts of gathered information into real time management information, as well as predictive trends analyses and statutory compliance reporting packages.

We plan to launch a “central server model solution”, which allows the data to reside at a Statmon facility, based on customer demand. This offering is attractive to customers who prefer outsourcing and pay for services as an ongoing operating expense rather than capital expenditure. We believe services or out-sourcing models are gaining popularity in the market place.

During our history we have established a successful track record with major corporations including NBC, CBS, ABC and Harris, where our products are considered highly stable and reliable and the Company highly responsive to customers needs. Our products are fully scalable and are designed to offer off-the-shelf solutions to our business customers to help them deliver measurable improvements in their operating margins and asset management. In the government sector we believe that our products can make time critical institutional, defense and governmental infrastructure projects, such as first responder telecommunications, power and water management, Homeland Security and others achievable and affordable within capital budget constraints.

Asset management and security have become a major priority since September 11, 2001, facilitating a worldwide review of the needs for real-time monitoring, automation and remote management capabilities. We believe that the prevailing environment presents a significant opportunity for us to incorporate appropriate features and functionality into our proven application software. For example, the major television networks are automating the FCC required Emergency Alert System (EAS) alarm system with our software, as well as monitoring their mission-critical transmission, microwave links, studio and facilities management operations. Localized EAS emergency broadcasting is expected to be integrated to the mobile TV and wireless market.

We are focused on expanding outside the broadcast industry into other vertical markets and for the foreseeable future we will continue to adapt our proprietary software and integration technologies to provide real time monitoring and remote control capabilities across a wide range of markets. We interface front-end custom screens, protocols, embedded software and systems integration to industry specific analog and digital devices and different types of disparate and wireless network systems. We are aligned with six strategic sales channel or distribution partners who have pre-existing clients and install bases where our products can be employed as middleware and/or provide complete end-to-end and system-wide facilities management solutions.

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

EIF-32+ (Embedded Interface Unit)

The EIF-32+ is a Universal Interface similar to the UIF-32, but upgraded with an embedded computer. The EIF-32+ can be a stand-alone device or be integrated with the Axess software. It operates using the Axess software, and can interface with a central Axess software for enhanced functionality and multi-site operations. The EIF-32+ is an intelligent device that enables the system operator or engineer to remotely connect to equipment situated in the field to retrieve critical data without visiting the site.

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

Customers

Our significant clients for our software and hardware products include: General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Belo Corp. Television, Tribune Company Television and Univision Communications Television and Radio Network. Our sales channel and integration partners include: Harris Broadcast, Pixelmetrix, US Energy Systems, Burst Communications, Sound Broadcast Services, Ltd., Nautel Navigation and Synergy Systems. These customers use our technology to manage their facilities and to monitor, automate and manage transmission, audio, video and data.

Customers for our systems integration services in fiscal 2006 included: Blue Skies, LLC, Spidell Publishing, Inc., Mountain High Resorts and WestCon, Inc.

In fiscal 2006, three customers represented 17%, 14% and 12% of our revenues, respectively. In fiscal 2005, three customers represented 36%, 22% and 19% of our revenues, respectively.

Fiscal 2007 Goals

Our goals for fiscal 2007, given sufficient capital, are to:

•
Aggressively promote the Company’s flagship software product “Axess” and associated product lines into the existing and expanding sales and distribution channels including Harris Broadcast, Pixelmetrix, US Energy Systems, Eddystone - Sound Broadcast Services, Ltd., Burst Communications, Synergy Systems, MTD Systems and Nautel Navigation and Radio;

•	Focus on opportunities in the emerging wireless multicasting for Mobile TV & Multimedia and the evolution of mobile entertainment;

•	Focus on high profile product positioning and increasing the Company’s exposure in the public financial and vertical markets;

•	Implement an aggressive investor relations and public market making program to generate liquidity in the Company’s OTC Bulletin Board listed shares of common stock.

•	Expand the in-house sales and sales channel business development team in the domestic and foreign markets;

•	Focus on the worldwide digital radio transmitter retrofit cycle working with the transmitter hardware manufacturers and integrators;

•	Identify strategic vertical market collaboration opportunities in the energy, telecommunications, power management, military, government and corporate infrastructure markets;

•
Identify strategic vertical market integrators and operators with complimentary technologies for end-to-end solutions including power supply, data center, wireless data delivery, embedded and sensor technologies;

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

These developments dramatically affected management and ownership structures in the radio and television broadcast industry. This is an industry that has traditionally been so competitive that radio and television station owners, management and employees would not even communicate with the teams from rival networks. The FCC rule changes have promoted rapid consolidation, making it common to find network giants such as ABC, FOX, and even new market share diluting competitors, operating out of a single building with common infrastructure and staff. We believe that these evolving broadcast industry circumstances will continue to provide on-going opportunities for us, including the central server model and the outsourcing of monitoring, remote control and services.

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

Business Strategy - Potential New Vertical Markets

Given sufficient capital, we plan to launch our products into an expanding range of vertical markets, including multicasting for Mobile TV, content and entertainment, wireless delivery to cell phones, power management, telecommunications, infrastructure, energy, institutional, homeland security, defense and governmental markets.

Any number of remote sites and analog or digital devices can be networked and fully integrated for network operation center control, multiple site automation, alarmed monitoring, management, remote control and/or the aggregation of real time information. Our products are designed to be robust and economically adaptable to a multitude of vertical markets. We are focused on the ongoing development of our products in consultation with sales channel partner relationships with pre-existing clients, install bases and/or wide scale distribution. The number of channel partners will be increased as quickly as possible with the objective of penetrating new markets where we do not have a presence.

Our acceptance by the major broadcasters has permitted us to demonstrate the powerful functions, capabilities and stability of our core technology platform. The current version of our proprietary software is designed to provide a low cost, non-customized solution to allow customers to monitor in real time, in digital or analog mode, many different varieties and numbers of sites, systems and remote devices. Our goal in this regard is to market our software as a cross-industry, cross-application, end-to-end or middleware solution that can demonstrate the same cost-saving efficiencies and fail-safe automation in a wide range of applications and markets as we currently do in the traditional broadcast industry.

Our product and integration business strategy is to directly license our proprietary products to all levels of broadcasters, including Pixelmetrix and Harris, as well as collaborating with systems integrators and strategic partners, like Burst Communications, Synergy Systems and US Energy Systems, for Joint Venture, Strategic Alliance, and/or Private Label/OEM distribution across the virtually unlimited range of vertical markets. We believe that collaboration with powerful strategic partners will identify solution opportunities utilizing the Statmon products for monitoring, self-healing, automated asset management and/or remote control of technical operations, including the aggregation of data.

Our objective is to be perceived in the market as a leading facilities management, remote control, monitoring and solution provider with affordable economics. We give our new customers extensive training in our technology and its functionalities and provide materials and customer support for the on-going maintenance, monitoring and use of our products. We also provide high levels of support through our channel partners, so that our products and applications can achieve greater distribution and customer satisfaction.

We are identifying Domestic and Foreign partners and proceeding with our evaluation and development of a number of additional vertical markets, including the following:

•	Wireless and Telecommunications;

•	Building Radio Frequency and Security Management;

•	First Responder, Emergency, Government and Military;

•	Energy Industry;

•	Wireless and Microwave Tower Management;

•	Homeland Security - Remote Control, Monitoring and Surveillance; and

•	Infrastructure - Remote Control, Monitoring and Data Aggregation.

Examples of our capabilities within these potential new markets include network operations centers and wireless multicasting transmission networks for mobile TV, microwave telecommunications networks for first responders, infrastructure, redundant power supply, remote site equipment and devices and other similar proactive real time control and management applications.

Competition

The management and control of sophisticated Network Operation Centers and the individual monitoring and remote control of remote sites, individual devices and disparate software systems is becoming a more diverse and competitive market everyday. The Microsoft touted "smart house" is a much-discussed example of automatic remote device control reporting back to a central point. IBM has run network television commercials where a refrigerator calls a repairman, preempting a problem before a break down occurs. Statmon has similar network-based Remote Site and Device Management technologies currently implemented in the broadcast industry, which are suitable for a broad range of applications including the consumer markets.

Several hardware-based vendors provide monitoring solutions to the radio and television broadcast facility industry. ILC is a direct software based competitor and AST has recently entered the market in an attempt to imitate Statmon’s products. Burk-Gentner, Mosley and others represent a significant portion of the traditional broadcast marketplace primarily focused on transmitter monitoring. These products are quality offerings designed by companies and individuals who have strong industry contacts. These products are typically marketed directly to the engineering department at radio and television stations as a method of increased convenience. We believe that our products provide diverse functionality and powerful capabilities while delivering a more elegant, comprehensive, convenient and cost-effective solution to monitor and manage all of our customers’ mission-critical business operations.

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

Business Development

We believe that the most appropriately targeted customer will be the President, CEO, CFO or Vice-President of Engineering in organizations that manage multiple networks or facilities with numerous potential applications. Due to the executive level at which we are selling and the relatively large organizations that we are targeting, it is often necessary for our senior-level management to be actively involved in the business development and sales process. In addition, we plan to supplement the business development team with industry specialists and consultants who can aid in the direction of our product development, identification and selection of strategic partners and sales channel opportunities in each vertical market.

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

In order to fully maximize the potential of our technology and proprietary knowledge we will need to enlist the greater resources of strategic partners and distributors. These relationships will enable us to further penetrate our existing markets, as well as to enable us to penetrate markets where we do not have a presence. Licensing our products for private label/OEM distribution will allow us to broaden our revenue base on a marginal cost basis. We are actively seeking appropriate alliances and partnerships with entities in wireless, mobile TV, telecommunications, energy, power management, building and security management, environmental, government infrastructure, defense and other strategic emerging markets. Furthermore, we are pursuing domestic and international software distributors that service the computer network and web server management markets.

Customer Support and Service

We believe that the support and service we provide to our customers are key competitive advantages and, as part of our strategy, we will continue to focus on the development of such support and service. The types of services that we provide to our customers include:

•	Tiered levels of support and maintenance based on the size of the customer;

•	Centralized technical support;

•	On-site and twenty-four hour off-site technical support;

•	Centralized and on-site training;

•	Application solution design services; and

•	Non-warranty product replacement or repair.

Research and Development

Our research and development efforts are focused on constantly improving the functionality and performance of our core software products and services. We obtain extensive product development input from our customers and potential customers and monitor our customers' evolving needs and changes in the marketplace. We believe our success will depend, in part, on our ability to develop and produce new software features, functionality and enhancements to our existing platform and products. We have made investments and continue to invest in research and development. Our research and development expenditures were approximately $553,000 in fiscal 2006 and $381,000 in fiscal 2005. If we are unable to develop new enhancements to our existing products on a timely basis, or if our new enhancements fail to achieve market acceptance, our business, prospects and results of operation will suffer.

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

Patents, Trademarks, Copyrights and Licenses

We have designed our software products for use with personal computers and devices running in the Microsoft Windows operating environment. We rely on internally developed computer code, new technologies and know-how to help us protect our intellectual property. In addition, we regard our technology as proprietary and attempt to protect it by implementing security password codes and encryption and by seeking patents, copyrights or trademarks, where appropriate, and by invoking trade secret laws and confidentiality and non-disclosure agreements.

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

Employees

As of June 30, 2006 we had twelve full-time employees, of which two were engaged in sales, marketing and sales channel development; two were engaged in technical support and training; four were engaged in software development and engineering; and four were engaged in management, administration, finance and operations. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

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

Any or all forward-looking statements in this report or any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially. We undertake no obligation to publicly update forward-looking statements, except as required by law. Shareholders are advised to consult further disclosures on related subjects on our other reports filed with the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that our management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect our business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

Prospective investors should carefully consider the following risk factors in evaluating our business and us. The factors listed below represent certain important factors that we believe could cause our business results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

Risks Related To Our Business

Limited Operating History.
We have had a limited operating history upon which potential investors may base an evaluation of our prospects and there can be no assurance that we will achieve our objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market, such as the market for automation, remote monitoring and process control software. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the broadcast and other markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new devices and computer network and control technologies by us and our competitors.

We Have a History of Net Losses and May Never Achieve or Maintain Profitability.
We have a history of incurring losses from operations. As of March 31, 2006, we had an accumulated deficit of approximately $9,708,000. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, attempt to develop new market verticals, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We May Not be Able to Refinance Short-Term Promissory Notes that are Coming Due.
As of March 31, 2006, we have issued approximately $3.45 million of short-term promissory notes of which approximately $300,000 has been repaid, approximately $2.3 million has matured and approximately an additional $850,000 will mature by March 31, 2007. Our goal is to raise additional equity capital before the end of calendar year 2006. In addition, we may seek to extend the maturity dates or convert to equity some or all of these notes in order to give us time to implement a longer-term financing strategy. We may be required to pay certain of the notes prior to the completion of our longer-term financing strategy and, in this connection, issue additional short-term debt or equity securities to raise the capital to do so. If we are unable to either extend the maturity dates of the notes or repay them through raising additional capital, the holders of such notes could demand payment, causing our insolvency, which would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be able to raise sufficient capital to retire this short-term debt, or be able to do so on terms acceptable to us.

Failure to timely file certain regulatory filings.
We are in the process of making certain delinquent Federal, State and Local compensation related filings and payments, which may subject us to additional payroll related liabilities, the amount of which cannot be determined at this time. Management has indicated that such delinquent filings and payments are expected to be completed no later than the end of our third fiscal quarter.

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

Broadcast Industry Resistance to Change.
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

Fluctuations in Quarterly Operating Results.
We expect to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others, delays in our introduction of product enhancements for the facilities management, automation, remote monitoring and control software market; introduction of new product or products enhancement for such market by our competitors or other providers of hardware, software and components costs associated with product or technology acquisitions; the size and timing of individual orders, software "bugs" or other product quality problems, competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in our personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, we believe that period-to-period comparisons of our past results of operations may not necessarily be relied upon as indications of future performance.

Failure to Manage Growth Will Adversely Affect Operations.
We plan, given sufficient capital, to significantly expand our distribution, sales, marketing, research and development activities, hire additional employees as needed, expand internal information, accounting and billing systems and establish additional sales channels throughout the world. In addition, given sufficient capital, we plan to expand our infrastructure by investing in additional software and programming talent. In order to successfully manage growth, management must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to effectively manage our growth, our business and viability will be materially and adversely impacted.

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

If We Do Not Update and Enhance Our Technologies, They Will Become Obsolete or Noncompetitive. Our Competitors May Succeed in Developing Products, and Obtaining Related Regulatory Approval, Faster than Us.

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

Control by Certain Stockholders.
Our Directors and Executive Officers beneficially own approximately 39% of our outstanding shares of common stock. If these stockholders act as a group, they will have effective control of all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could have a materially adverse effect on the market price of our common stock.

Absence of Dividends.	We do not anticipate paying any cash dividends in the foreseeable future. See "Item 5 - Market for the Common Equity and Related Stockholder Matters."

ITEM 2.	DESCRIPTION OF PROPERTIES

Statmon Technologies Corp. leases and maintains its principal place of business at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210. The Company leases 3,953 square feet in this facility. The lease term runs through January 31, 2010 with an option to terminate after 36 months from the commencement date. The straight-line rent expense is $10,374 per month.

ITEM3.	LEGAL PROCEEDINGS

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the Court filing and third party costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants.  On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously, in this regard a defense to the cross-complaint is being furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter. The federal court in Chicago is currently considering various preliminary issues which will determine whether the declaratory relief case will go forward in Chicago.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal years ended March 31, 2006.

ITEM 5 .	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High Bid	Low Bid
Fiscal Year Ended March 31, 2006
1st Quarter	0.95	0.60
2nd Quarter	0.75	0.40
3rd Quarter	0.55	0.31
4th Quarter	0.42	0.28

Fiscal Year Ended March 31, 2005
1st Quarter	1.46	0.76
2nd Quarter	0.86	0.52
3rd Quarter	0.95	0.63
4th Quarter	0.98	0.70

As of June 30, 2006, we had approximately 1,713 shareholders of record for our common stock.

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

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year end March 31, 2006. All sales were made to “accredited investors” as such term as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuance of stock and warrants in relation to new debt:

•
In April 2005, the Company issued 100,000 shares of common stock and 100,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $100,000 promissory note due one year from the date of issuance bearing interest at 10% per annum. As of June 30, 2006, the note is in default and is accruing interest at the penalty rate of 15% per annum. Per the terms of the note, the Company is granting penalty warrants at the rate of 10,000 per month which will continue until note repayment.

•
In May 2005, the Company issued 100,000 shares of common stock and 100,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $75,000 promissory note due one year from the date of issuance bearing interest at 10% per annum and a $25,000 promissory note due one year from the date of issuance bearing interest at 10% per annum. As of June 30, 2006, the notes are in default and are accruing interest at the penalty rate of 15% per annum. Per the terms of the notes, the Company is granting aggregate penalty warrants at the rate of 10,000 per month which will continue until the notes are repaid.

•
In June 2005, the Company issued 50,000 shares of common stock and 50,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $50,000 promissory note due one year from the date of issuance bearing interest at 10% per annum. As of June 30, 2006, the note is in default and is accruing interest at the penalty rate of 15% per annum. Per the terms of the note, the Company is granting penalty warrants at the rate of 5,000 per month which will continue until the note is repaid.

•
In July 2005, the Company issued 110,000 shares of common stock and 210,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $10,000 promissory note due July 18, 2006 bearing interest at 10% per annum, a $75,000 promissory note due July 15, 2006 bearing interest at 10% per annum and a $25,000 promissory note due July 15, 2006 bearing interest at 10% per annum. The default penalty provisions of these promissory notes include an increase in the interest rate of 5% per annum and, after a 30-day default period, the Company will grant varying amounts of penalty warrants on a monthly basis until the notes are repaid in full.

•
In August 2005, the Company issued 116,700 shares of common stock, 16,700 warrants to purchase shares of our common stock at an exercise price of $1.50 per share and 110,000 warrants to purchase shares of common stock at an exercise price of $1.25 per share in association with the issuance of a $16,700 promissory note due August 9, 2006 bearing interest at 10% per annum and a $110,000 promissory note due August 9, 2006 bearing interest at 20% per annum. The default penalty provisions of these promissory notes include an increase in the interest rate of 5% per annum and, after a 30-day default period, we will grant varying amounts of penalty warrants on a monthly basis until the notes are repaid in full.

•
In September 2005, the Company issued 150,000 shares of common stock and 150,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $100,000 promissory note due one year from the date of issuance bearing interest at 10% per annum and a $100,000 promissory note due 30 days from the date of issuance bearing interest at 10% per annum. As of June 30, 2006, the $100,000 promissory note due in one year is current and the $100,000 promissory note due 30 days is in default and accruing interest at 15% per annum. Per the terms of the note, the Company is granting penalty share and warrants at the rate of 4,545 per month which will continue until the note is repaid.

•
In November 2005, the Company issued 25,000 shares of common stock and 25,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $25,000 promissory note due one year from the date of issuance bearing interest at 10% per annum. As of June 30, 2006, the notes are current.

•
In December 2005, the Company issued 50,000 shares of common stock and 50,000 warrants to purchase shares of our common stock at an exercise price of $1.50 per share in association with the issuance of a $50,000 promissory note that was repaid in full during December 2005.

•
In February 2006, the Company issued 45,000 shares of common stock in association with the issuance of a $50,000 promissory note due 60 days from the date of issuance bearing interest at 10% per annum and a $40,000 promissory note due 60 days from the date of issuance bearing interest at 10% per annum. As of June 30, 2006, the notes are in default and are accruing interest at the penalty rate of 15% per annum. Per the terms of the notes, the Company granted 45,000 penalty shares upon default.

•
In March 2006, the Company issued 83,000 shares of common stock in association with the issuance of a $50,000 promissory note due 60 days from the date of issuance bearing interest at 10% per annum, a $16,000 promissory note due 60 days from the date of issuance bearing interest at 10% per annum and a $100,000 promissory note due 60 days from the date of issuance bearing interest at 10% per annum. As of June 30, 2006, the notes are in default and are accruing interest at the penalty rate of 15% per annum. Per the terms of the notes, the Company granted 83,000 penalty shares upon default.

Other issuances of stock and warrants:

•
On September 30, 2005, the Company granted warrants to purchase 75,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years as commission for $750,000 of capital raised between March 2005 and September 2005. These warrants were valued at $21,750.

•
On March 31, 2006, the Company granted warrants to purchase 24,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years as commission for $240,000 of capital raised between January 2006 and March 2006. These warrants were valued at $4,320.

•
At the end of each fiscal quarter, the Company issued 75,000 shares of common stock in connection with secured Senior Notes that are in default for a total of 300,000 share of common stock for the fiscal year.

•
At December 31, 2005, the Company issued 9,090 shares of common stock in connections with a secured note that is in default. The Company issued an additional 13,635 shares of common stock and granted warrants to purchase 22,725 shares of common stock exercisable at a price of $1.50 per share for a term of three years at March 31, 2006 in connection with the same secured note in default. These warrants were valued at $4,091.

•
The Company has granted warrants to purchase 1,703,812 shares of common stock at an exercise price of $1.00 per share related to penalty provisions for promissory notes in default. The Company has granted additional warrants to purchase 70,325 shares of common stock at an exercise price of $1.50 per share related to penalty provisions for promissory notes in default. The Company will issue the penalty warrants to the holders upon payment of such notes. These warrants were valued at $443,666.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may”, “should”, “could”, “will”, “plan”, “future”, “continue”, and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

OVERVIEW

Statmon Technologies Corp. (“Statmon” or the “Company”) is a proprietary software development and integration technology products solution provider. The Company’s proprietary flagship software application "Axess" and supporting integration products are used by major corporate, institutional and government customers to optimize, manage and control their network operations centers (”NOC’s”), remote facilities and devices. Architecturally designed as a “manager of managers” platform, wide scale network operations down to individual devices, regardless of the equipment brand or technology, can be monitored and controlled in real time from a single point of control “dashboard” style screen and system wide proactive alarm system. The Company’s products have application in a wide variety of situations where a need exists for system wide management, alarmed monitoring, remote control and automation, all in real time. The Company’s products help to facilitate the meaningful reduction of operational costs, the aggregation of data and compliance reporting, all at low cost. Until September 2005 the Company has provided specialized systems integration services to a variety of customers through our wholly-owned subsidiary, Statmon - eBI Solutions LLC (“SeBI”). The SeBI specialized integration activity has been suspended with no current plans to reinstate although this position may change in the future. However, we continue to focus our integration activities to meet the needs of new vertical market opportunities and sales channels. Specialized integration services will only be offered to broadcast and new vertical market customers where there is a direct value add to us and our partner’s software solutions and integration products.

Our significant clients include: General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Belo Corp. Television, Tribune Company Television and Univision Communications Television and Radio Network. Harris Broadcast is a Non Exclusive Reseller of our products in the worldwide radio and television markets. The Harris Broadcast non-exclusive OEM agreement expired on February 24, 2006. On December 9, 2005, Harris and the Company entered into a memorandum of understanding for a new non-exclusive reseller agreement for a term of no less than three years. A formal Non-Exclusive Reseller Agreement between Harris Broadcast and Statmon was executed and became effective on May 26, 2006 which expires on May 25, 2009. On November 3, 2005, we entered into a formal OEM distribution agreement with the Singapore based Pixelmetrix Corporation Pte Ltd. (”Pixelmetrix”), a leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Company’s Axess application empowers the Pixelmetrix branded “Consolidator Plus” management and test measurement solution for digital television. The first Consolidator Plus installations using Axess are currently taking place with a major government owned European television network. On November 1, 2005 the Company entered into an OEM agreement with Sound Broadcast Services, the United Kingdom based manufacturer of the Eddystone brand of digital and analog radio transmitters (“SBS”). The first Eddystone/Axess installations have been installed in Singapore and Kuwait. The digital radio transmitter market continues to gain traction around the world as radio broadcasters move to compete with competitive satellite content providers. On March 17, 2006 the Company entered into an OEM agreement with Burst Communications, Inc., a US-based supplier of integration and installation services to the broadcast and wireless telecommunications market.

The partnership between Statmon and US Energy Systems focuses on the telecommunications, DC Power/stored energy and infrastructure markets and continues to build a solid foundation albeit behind schedule primarily due to our lack of adequate resources and working capital, which has protracted the development of certain opportunities in the US Energy sales channel.

We believe, given adequate financing, that we are well positioned to expand beyond our traditional broadcast industry activities into the identified new vertical markets, including wireless multicasting and Mobile TV, power and energy management, telecommunications, embedded and wireless remote site networking, homeland security, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. We believe that the architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device convergence, network operations, automation and powerful remote control and monitoring capabilities in real time. The ongoing process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions continues and will be ramped up dramatically when we have additional working capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2006 AND 2005

Revenues – For the year ended March 31, 2006 total revenues decreased to $1,261,879 from $1,414,096 for the same period last year. Revenues consisted of $871,442 of product revenues and $390,437 of integration services revenues for the year ended March 31, 2006. Revenues consisted of $737,482 of product revenues and $676,614 of integration services revenues for the year ended March 31, 2005. The increase in product revenues of approximately $134,000 is due to the ramping up of our direct sales activities to third-party customers and expanded reseller/OEM arrangements, which began in the first part of 2005 as a result of the weak broadcast sales from our broadcast industry partner, Harris Broadcast, as the Company realigned its relationship on a non-exclusive basis. Harris Broadcast implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Statmon distribution agreement with Harris Broadcast reverted to a non-exclusive basis on July 18, 2004, when it failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expired on February 24, 2006 and the Company has executed a Memorandum of Understanding (“MOU”) with Harris for our ongoing relationship and have concluded negotiations of a formal reseller agreement dated May 26, 2006. Harris Broadcast indicates that it remains highly committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to increased levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The decrease of approximately $286,000 in integration services revenues is the result of the Company’s re-focused efforts to expand its core software business and the temporary suspension of its integration services activities as of September 30, 2005.

Cost of Sales - Cost of sales were $363,916 and $426,294 for the year ended March 31, 2006 and 2005, respectively. Cost of sales consisted of $192,124 related to product revenues and $171,792 related to integration services revenues for the year ended March 31, 2006. Cost of sales consisted of $128,584 related to product revenues and $297,710 related to integration services revenues for the year ended March 31, 2005. Overall gross profit percentage remained consistent at 71% for the year ended March 31, 2006 as compared to 70% for the year ended March 31, 2005.

Selling, General and Administrative Expenses – For the year ended March 31, 2006 operating expenses increased to $2,315,198 compared to $2,215,936 for the same period last year. Selling, general and administrative expenses were approximately 183% of sales for the year ended March 31, 2006, compared to approximately 157% of sales during the same period last year. The increase of approximately $100,000 in selling, general and administrative expenses can be primarily attributed to an increase in development activities focused on vertical market penetration and an increase in personnel related to ramping up of our direct sales activities to third-party customers and expanded reseller/OEM arrangements offset by a decrease in personnel costs related to our integration services activities.

Other Expense - For the year ended March 31, 2006 other expense decreased to $1,620,766 from $1,834,263 for the same period last year. This decrease is primarily due to a decrease in the value of equity issued related to funds raised in fiscal 2006, offset by an increase in interest related expense due to an increase in overall outstanding debt.

Net Loss – As a result of the above, for the year ended March 31, 2006 the Company recorded a net loss of $3,038,001 compared to a net loss of $3,062,397 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $66,335 as of March 31, 2006 compared to $191,974 at March 31, 2005. In April through June 2006, we received net proceeds of $335,000 from the sale of Units, the details of which are discussed below.

The Company has financed its cash requirements primarily through operations and short-term borrowings. From September 2000 to March 31, 2006, the Company issued Units primarily consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling $3,454,700. At March 31, 2006, $3,159,700 principal amount was outstanding.

Net cash used in operating activities was $1,032,593 and $398,546 for the years ended March 31, 2006 and 2005, respectively. The use of cash in 2006 is the result of a net loss of approximately $3,038,000, partially offset by non-cash charges related to (i) depreciation of $16,801, (ii) common stock and warrants issued in association with debt of $619,479, (iii) amortization of debt discount of $516,931, (iv) amortization of deferred financing costs of $111,890, and a net change in operating assets and liabilities of approximately $740,000. The use of cash in 2005 is the result of a net loss of approximately $3,062,000, partially offset by non-cash charges related to (i) depreciation of $13,865, (ii) common stock and warrants issued in association with debt of $859,000, (iii) amortization of debt discount of $630,091, (iv) amortization of deferred financing costs of $104,172, and (v) charges for stock-based compensation of $260,000, and a net change in operating assets and liabilities of approximately $797,000.

Net cash used in investing activities was $1,184 and $22,007 for the years ended March 31, 2006 and 2005, respectively. The use of cash in 2006 was the result of a new computer purchased for a new hire. The use of cash in 2005 was primarily the result of a new capital lease for telephone equipment.

Net cash provided by financing activities was $908,138 and $520,000 for the years ended March 31, 2006 and 2005, respectively. Net cash provided by financing activities in fiscal 2006 was the result of proceeds from issuance of (i) $1,024,700 of Units consisting of promissory notes of various terms bearing interest generally at 10% per annum, a share of the Company’s common stock and generally a three-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share, offset by note repayments of $50,000. Additional financing costs of $79,742 were incurred related to the ongoing efforts to raise capital for the Company. Net cash provided by financing activities in fiscal 2005 was the result of proceeds from the issuance of (i) $290,000 of Units consisting of a 180 day promissory note bearing interest at 10% per annum, a share of the Company’s common stock and three-year warrants to purchase shares at an exercise price of $1.00 per share, and (ii) $475,000 of Units consisting of a 365 day promissory note bearing interest at 10% per annum, a share of the Company’s common stock and three-year warrants to purchase shares at an exercise price of $1.50 per share, offset by note repayments of $245,000.

Between April 1 and June 30, 2006, the Company sold Units to investors as follows:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 340,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on July 31, 2006 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,000 shares of common stock and (iii) warrants to purchase 10,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years. This note matures on December 3, 2006 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on August 15, 2006 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on August 29, 2006 after which interest will increase to 15% per annum until the note is repaid.

As of March 31, 2006, the Company had a working capital deficiency of approximately $4,748,000 including notes payable and accrued interest totaling approximately $3,812,000, net of applicable debt discount. The Company has no long-term debt.

In order to continue its operations beyond March 2007, the Company will need to increase revenue and profit margins, repay or obtain extensions/conversions on its existing debt and raise additional working capital through a private placement of equity or debt. In August 2005, the Company entered into a letter of intent with a NASD registered broker-dealer to serve as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management believes it is possible that at least the minimum offering, which is conducted on a best efforts basis, will be made to institutions and accredited investors before the end of the 2006 calendar year, although no assurances can be offered in this regards. Certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above-mentioned units. The Company intends to use the proceeds of this or any other offering to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $9,708,000 since its inception. Additionally, the Company had net working capital deficiencies of approximately $4,748,000 and $2,687,000 at March 31, 2006 and 2005, respectively, and negative cash flows from operations for the year ended March 31, 2006 and 2005 of approximately $1,019,000 and $399,000, respectively. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005.

The Company will adopt Statement 123(R) using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. However, at this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. The Company hired an additional person to enhance its accounting staff during the fiscal year ended March 31, 2006. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

The following table sets forth as of June 30, 2006, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company.

Name	Age	Position	Director and/or Officer Since

Geoffrey P. Talbot	58	Chairman, President, Chief Executive Officer & Chief Financial Officer	Chairman, President, Chief Executive Officer and Chief Financial Officer since June 2002

Peter J. Upfold	43	Chief Technology Officer, Vice Chairman, Director and Treasurer/Secretary	Vice Chairman, Chief Technology Officer and Director since June 2002

Kevin R. Harris	37	Chief Operating Officer	Since April 2004

Leonard Silverman, Ph.D.	66	Director	Director since June 2002

Robert B. Fields	68	Director	Director since June 2002

Set forth below is certain biographical information regarding each of the Company’s current executive officers and directors as of June 30, 2006.

Geoffrey P. Talbot is a co-founder and has served as our Chairman, Chief Executive Officer and Chief Financial Officer since our formation in June 2000. From April 1997 to July 2000, Mr. Talbot was the Chief Executive Officer and a Director of J.C. Williamson Entertainment and J.C. Williamson Technologies in Los Angeles, California, a company that was involved in film production and technology.

Peter J. Upfold is a co-founder and has served as our Vice Chairman, Chief Technical Officer and a director since our formation in June 2000. Mr. Upfold relocated to the United States from Australia in 1998. From 1998 to 2000 he introduced the technology upon which our products are based to the North American market and engaged in organizational activities for Statmon Delaware.

Kevin R. Harris has been our Chief Operating Officer since April 1, 2004. From Feb 2001 to March 2004, Mr. Harris served as the Senior Vice President of Finance and Corporate Controller for RKO Pictures, LLC. Prior to RKO, he was the Vice President of finance and controller for an internet content joint venture between DreamWorks SKG, Imagine Entertainment and Vulcan Ventures, Pop.com, LLC. From 1998 to 2000, Mr. Harris was the director of financial planning at Metro-Goldwyn-Mayer Studios, Inc. From 1995 to 1998, Mr. Harris worked in the capacity as head of production finance and Assistant Controller at PolyGram Television where he oversaw all aspects of production finance, accounting and financial planning. From 1993 to 1995, Mr. Harris was a financial auditor at KPMG Peat Marwick. He is a licensed CPA (CA #72778) and graduated with honors from the California State University at San Bernardino earning his bachelor of science in business administration. Mr. Harris serves as the treasurer and a board member for two philanthropic entities, The Story Project and the Foundation for International Film Artists.

Leonard Silverman, Ph.D. has been a member of our Board of Directors since our formation in June 2000. Dr. Silverman spent most of his professional career at the University of Southern California (USC). He joined the faculty of USC in 1968, became a Full Professor of Electrical Engineering in 1977 and was elected Chairman of the Electrical Engineering Systems Department in 1982. He was appointed the fifth Dean of Engineering in 1984 and retired as the Dean in June 2001. Dr. Silverman is a member of the U.S. National Academy of Engineering. He currently serves as a Director of Advanced MicroDevices (AMD). Dr. Silverman is the Chairman of our Compensation Committee and a member of our Audit Committee.

Robert B. Fields has been a member of the Company’s Board of Directors since our formation in June 2000. Since 1979 he served as the President of Tradestar Ltd., his wholly owned consulting firm that specializes in asset appreciation. Since February 15, 2001, Mr. Fields has served as the Chairman of ActForex, Inc., a New York fully hosted management service provider of proprietary software for currency trading with over 40,000 registered traders. Until May 2006, Mr. Fields was a member of the Board of Genoil Inc. (OTCBB: GNOLF.OB) and Chairman of the Audit Committee. He was elected a Vice President and director of the Friars National Association Foundation, Inc., a philanthropy of the arts based in New York, in 1998, and has served as its Treasurer and was elected President in 2006. He is a member of the Board of Dorado Exploration Inc., an energy exploration company with operations in Texas and Louisiana. He has been a member of eight Public Boards and a director of more than a dozen companies. Mr. Fields is the Chairman of our Audit Committee and a member of our Compensation Committee.

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

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2006 with the following exceptions: Dr. Silverman and Mr. Fields each failed to file reports on Form 4 in a timely fashion during fiscal 2006. One Form 5 report was filed for each that covered warrants granted to September 30, 2005. Additional warrants issued have been reported on Form 5’s filed subsequent to the fiscal year end covering the period from October 1, 2005 to March 31, 2006. The transactions involved the issuance of warrants in connections with loans these persons made to the Company in prior fiscal periods.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes (i) the President and Chief Executive Officer; and (ii) certain other highly compensated Executive Officers as of the fiscal years ended March 31, 2006, 2005 and 2004, based on salary and annual bonus.

Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation	Common Stock Underlying Options and Warrants	All Other Compensation (3)
Geoffrey P. Talbot,	2006	$160,000		—		$7,051
President, Chairman	2005	120,000		$20,333		12,997
& CEO (1)(2)	2004	—		81,333		10,792

Peter J. Upfold,	2006	$160,000		—		$12,350
Vice Chairman &	2005	120,000		$20,333		9,662
CTO Treasurer/Secretary (1)(2)	2004	—		81,333		11,032

Kevin R. Harris	2006	$150,000		—		—
COO	2005	150,000		—		—

(1) On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Talbot and Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Talbot and Upfold have verbally agreed to defer a portion of their contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Talbot and Upfold received gross pay of $85,532 each for the period July 1, 2004 to March 31, 2005 and $114,107 each for the period April 1, 2005 to March 31, 2006, and the Company has accrued $34,468 and $45,893 of compensation each for each period, respectively.

Each of the foregoing employment agreements has a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. Both Mr. Talbot and Mr. Upfold have verbally agreed to delay the second year contractual increase to the third year which begins July 1, 2006. Therefore, in the third year of the employment agreements the salaries will adjust to $200,000 per annum. For years four and five of the employment agreements, annual salary increases, performance and incentive bonuses, including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years’ Form 10-KSB or June 30, whichever event occurs first.

(2) From June 2000 through December 31, 2001, Talbot and Upfold were to be compensated at approximately $80,000 per year. The Company accrued $59,570 and $52,122 for Talbot and Upfold, respectively, through December 31, 2001. This accrued compensation will not be paid until the Company achieves certain milestones, as determined by its Board of Directors.

(3) Represents amounts the Company paid for leased automobiles provided to Talbot and Upfold during the fiscal years indicated.

Director Compensation

Directors who are neither employees of the Company nor of its affiliates receive no cash compensation for serving on the Board. The Company reimburses directors for any travel or other out-of-pocket expenses related to their service on the Board of Directors. On December 31, 2002, the Company issued 100,000 shares each to Leonard Silverman, Ph.D. and Robert B. Fields as compensation for their service on the Board of Directors and for serving without directors and officers liability insurance.

Employment and any other arrangements between the Company and any named executive officer are described in Part III. Item 12 of this Form 10-KSB and are incorporated herein by this reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2006, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

Name and Address of Beneficial Owner Group	Amount of Common Stock and Warrants and Nature of Beneficial Ownership	Percent of Class of Common Stock

Geoffrey P. Talbot, Chairman, President, CEO, and CFO (1)	1,746,180	12.31%

Peter J. Upfold, CTO, Vice Chairman, Secretary/Treasurer (1)	2,814,270	19.85%

Leonard Silverman, Ph.D., Director (2)(3)	352,544	2.46%

Robert B. Fields, Director (2)(3)	216,272	1.52%

Kevin R. Harris, Chief Operating Officer (4)	420,000	2.92%

Thieme Consulting, Inc. (5)	1,977,006	13.69%

Martin E. Jacobs (6)	823,129	5.71%

Dean Delis (7)	3,362,605	20.83%

All Executive Officers and Directors as a Group (five persons)	5,549,266	39.07%

(1)	The address of Geoffrey P. Talbot and Peter J. Upfold is 345 North Maple Drive, Suite 120, Beverly Hills, CA 90210.
(2)	The address of Leonard Silverman, Ph.D. and Robert B. Fields is c/o Statmon Technologies Corp., 345 North Maple Dr., Suite 120, Beverly Hills, CA 90210.
(3)
Dr. Leonard Silverman and Robert Fields each received 100,000 shares for their services as Directors on December 31, 2002. The Company has granted a total of 127,544 and 11,272 warrants to purchase shares of its common stock to Dr. Silverman and Mr. Fields, respectively, in connection with loans that they made to the Company in previous years. The warrants are exercisable at $1.00 per share for three-year terms. See “Certain Relationships and Related Transactions.”

(4)
The address of Kevin R. Harris is c/o Statmon Technologies Corp., 345 N. Maple Dr., Suite 120, Beverly Hills, CA 90210. Includes warrants to purchase 220,000 shares of common stock exercisable at a price of $1.00 per share.

(5)	The address of Thieme Consulting, Inc. is 845 third Ave., 14th Floor, New York, New York 10022. Includes warrants to purchase 265,000 shares of common stock exercisable at $2.00 per share.
(6)	The address of Martin E. Jacobs is 11845 Olympic Blvd, Suite 645, Los Angeles, CA 90064. Includes warrants to purchase 242,033 shares of common stock exercisable at $1.50 per share.
(7)
The address of Dean Delis is 2929 Campus Drive, Ste. 175, San Mateo, CA 94405. Includes warrants to purchase 505,806 shares of common stock exercisable at $1.00 per share and warrants to purchase 1,505,439 shares of common stock exercisable at $1.50 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Talbot and Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Talbot and Upfold have verbally agreed to defer a portion of their contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Talbot and Upfold received gross pay of $85,532 each for the period July 1, 2004 to March 31, 2005 and $114,107 each for the period April 1, 2005 to March 31, 2006, and the Company has accrued $34,468 and $45,893 of compensation each for each period, respectively.

Each of the employment agreements has a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. Both Mr. Talbot and Mr. Upfold have verbally agreed to delay the second year contractual increase to the third year which begins July 1, 2006. Therefore, in the third year of the employment agreements the salaries will adjust to $200,000 per annum. For years four and five of the employment agreements, annual salary increases, performance and incentive bonuses, including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years’ Form 10-KSB or June 30, whichever event occurs first.

In October 2001, Thieme Consulting, Inc. and its affiliates loaned the Company $250,000, which was represented by senior notes (the “Senior Notes”). The Senior Notes matured in April and May 2002 and the Senior Notes have accrued interest since such dates at a rate of 15% per annum. In connection with the Senior Notes, Thieme Consulting acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock, exercisable for a three-year term at $2.00 per share. Under the terms of the Senior Notes, the Company has issued, and continues to issue, 25,000 restricted shares of its common stock per month until it has repaid the Senior Notes in full. The holder of the Senior Notes has a lien on all of the assets of the Company and retains certain priority rights over new equity capital the Company raises. In fiscal 2006, the Company issued a total of 300,000 of restricted shares of its common stock to Thieme under terms of the Senior Notes and Senior Note extensions.

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

In June 2004, Martin E. Jacobs, one of the Company’s legal counsels, settled a lawsuit for the Company that resulted in, among other things, the assignment of 1,120,000 shares of common stock back to the Company. Of these shares, Mr. Jacobs contingency fee arrangement with the Company entitled him to 373,396 restricted and unregistered shares of its common stock pursuant to Rule 144 of the Securities and Exchange Act of 1933 to its legal counsel in connection with the settlement. In November 2004, Mr. Jacobs loaned the Company $100,000 represented by a promissory note bearing interest at 10% per annum maturing in November 2005 and in connection with the loan the Company issued Mr. Jacobs 100,000 shares of its common stock and has issued warrants to purchase 100,000 shares of common stock exercisable at $1.50 per share for a three-year term. The note is currently in default and is accruing interest at 15% per annum and penalty warrants are being granted at the rate of 10,000 per month. During the fiscal year ended March 31, 2006, Mr. Jacobs has loaned the Company an additional $114,700 of which $91,700 is represented by promissory notes bearing interest at 10% per annum due 365 days from the date of issuance, $16,000 is represented by a promissory note bearing interest at 10% per annum due 60 days from the date of issuance and $7,000 as a non-interest bearing loan. In connection with these notes, the Company has issued 99,700 shares of common stock and warrants to purchase 91,700 shares of its common stock exercisable at $1.50 per share for a three-year term. Mr. Jacobs is currently representing the Company in the action filed in the Superior Court of California, County of Los Angeles, Central District, Case No. BC335098 described in “Legal Proceedings.” Mr. Jacobs is handling the lawsuit on a one-third contingency basis of the net benefit to the Company.

Between November 2003 and June 30, 2006, Dean Delis has loaned the Company $1,365,000 represented by promissory notes bearing interest at 10% per annum of which $1,315,000 is outstanding at June 30, 2006 of which $1,015,000 is in default. Of such amounts, $740,000 was loaned in fiscal 2006. In connection with these loans, the Company has issued 1,195,000 shares of common stock and warrants to purchase 100,000 shares of its common stock exercisable at $1.00 per share for a five-year term, warrants to purchase 750,000 shares of its common stock exercisable at $1.50 per share for a five-year term and warrants to purchase 540,000 shares of its common stock exercisable at $1.25 per share for a five-year term. Additionally, the Company has granted warrants to purchase 505,806 shares of its common stock exercisable at $1.00 per share for a five-year term, granted warrants to purchase 65,439 shares of its common stock exercisable at $1.50 per share for a five-year term, issued 156,360 shares of common stock and accrued interest at the penalty rate of 15% per annum per the penalty provisions related to the $1,015,000 principal amount of the notes in default at June 30, 2006. As of June 30, 2006, all outstanding indebtedness to Mr. Delis represents a secured obligation of the Company. The Company intends to file the UCC-1 filing perfected security in second position behind the $250,000 Secured Senior Notes plus interest.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Reorganization (1)

3.1	Articles of Incorporation (2)

3.2	Articles of Amendment of Articles of Incorporation (3)

3.3	Amended and Restated Bylaws of the Company (6)

4.1	Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

4.2	Form of Stock Certificate (6)

4.3	Form of Common Stock Purchase Warrant (exercisable at $5.00 per share) (6)

4.4	Form of Common Stock Purchase Warrant (exercisable at $2.00 per share) (6)

4.5	Form of Common Stock Purchase Warrant (exercisable at $1.00 per share) (6)

4.6	* Form of Common Stock Purchase Warrant (exercisable at $1.50 per share)

4.7	* Form of Common Stock Purchase Warrant (exercisable at $1.25 per share)

10.1	Share Purchase Agreement (Sino Global Development Limited) (4)

10.2	Share Purchase Agreement (Systems & Technology Corp.) (4)

10.3	Share Purchase Agreement (Ace Capital Investment Limited) (4)

10.4	Share Purchase Agreement (Powerlink International Finance Inc.) (4)

10.5	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended. (6)

10.6	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended. (6)

10.7	Agreement for Purchase and Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended. (6)

10.8	Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)

10.9	Addendum to Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)

10.10	Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc. (6)

10.11	Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited. (6)

10.12	Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest. (6)

10.13	Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest. (6)

10.14	Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.15	Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.16	Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000. (6)

10.17	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000. (6)

10.18	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields. (6)

10.19	Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to June 2006. (6)

10.20	Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC. (6)

10.21	* Non-exclusive Reseller Agreement dated May 26, 2006 between Statmon Technologies Corp. and Harris Corporation

10.22	* Form of Senior Subordinated Promissory Note issued by Statmon Technologies Corp. to Dean Delis

10.23	* Form of Promissory Note issued by Statmon Technologies Corp. to Martin E. Jacobs

14.1	Code of Ethics (6)

14.2	Charter of Audit Committee (6)

21.1	List of Subsidiaries of the Company (6)

24.1	* Power of Attorney.

31.1	* Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.
(2)	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.
(3)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.
(4)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.
(5)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.
(6)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on September 14, 2004.
(7)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2005.

(B) REPORTS ON FORM 8-K - none

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Marcum & Kliegman, LLP our current independent auditor billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the Year Ended March 31,
	2006	2005

Audit Fees	$132,700	$102,500
Audit Related Fees	—	—
Tax Fees	10,850	26,450
All Other Fees	—	—
Total Fees	$143,550	$128,950

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of July 2006.

STATMON TECHNOLOGIES CORP., a Nevada corporation

By:	/s/ Geoffrey P. Talbot
Geoffrey P. Talbot Chairman, CEO, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ GEOFFREY P. TALBOT	Chairman, CEO, President and Chief Financial Officer	July 14, 2006
GEOFFREY P. TALBOT

/s/ PETER J. UPFOLD	Vice Chairman, CTO, Treasurer/Secretary	July 14, 2006
PETER J. UPFOLD

/s/ LEONARD SILVERMAN	Director	July 14, 2006
LEONARD SILVERMAN, Ph. D.

/s/ ROBERT B. FIELDS	Director	July 14, 2006
ROBERT B. FIELDS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page (s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of March 31, 2006	F-2

Consolidated Statements of Operations for the Years Ended March 31, 2006 and March 31, 2005	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended March 31, 2006 and March 31, 2005	F-4

Consolidated Statements of Cash Flows for the Years Ended March 31, 2006 and March 31, 2005	F-5

Notes to Consolidated Financial Statements	F-6 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Statmon Technologies Corp.

We have audited the accompanying consolidated balance sheet of Statmon Technologies Corp. and Subsidiaries (the "Company") as of March 31, 2006 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statmon Technologies Corp and Subsidiaries as of March 31, 2006 and the consolidated results of their operations and their cash flows for the years ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $3,038,001 and $3,062,397 during the years ended March 31, 2006 and 2005, respectively. In addition, as of March 31, 2006, the Company had a working capital deficiency of $4,748,364. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
New York, New York
June 30, 2006

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2006

ASSETS
Current Assets:
Cash	$66,335
Accounts receivable	182,438
Inventories	45,389
Prepaid expense and other current assets	24,583
Total Current Assets	318,745

Property and Equipment, net	15,290

Deferred Financing Costs	79,742
Other Assets	10,465
Total Assets	$424,242

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,509,700 due to related parties), net of debt
discount of $103,989	$3,062,711
Accounts payable	454,543
Accrued expenses	402,892
Accrued compensation	334,960
Interest payable (including $282,616 due to related parties)	749,048
Deferred revenue	62,955
Total Liabilities	5,067,109

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
and outstanding	—
Common stock, $.01 par value, 100,000,000 shares authorized,
13,588,482 issued and outstanding	135,885
Additional paid-in capital	4,929,158
Accumulated deficit	(9,707,910)
Total Stockholders' Deficiency	(4,642,867)
Total Liabilities and Stockholders' Deficiency	$424,242

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2006	2005

Revenues	$1,261,879	$1,414,096

Cost of Sales	363,916	426,294

Gross Profit	897,963	987,802

Selling, General and Administrative Expenses	2,315,198	2,215,936

Operating Loss	(1,417,235)	(1,228,134)

Other Expense:
Interest (including $115,187 and $57,015 to related parties for the years ending 2006 and 2005, respectively)	372,466	241,000
Common stock and warrants issued in association with debt	619,479	859,000
Amortization of debt discount	516,931	630,091
Amortization of deferred financing costs	111,890	104,172
Total Other Expense	1,620,766	1,834,263

NET LOSS	$(3,038,001)	$(3,062,397)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.23)	$(0.26)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	13,063,520	11,778,491

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended March 31, 2006 and 2005

	Common Stock		Additional paid-in	Accumulated	Total Stockholder's
	Shares	Amount	capital	deficit	Deficiency

Balance, March 31, 2004	11,717,661	$117,177	$2,341,252	$(3,607,512)	$(1,149,083)

Issuance of debt related penalty shares	300,000	3,000	263,600		266,600
Issuance of shares and warrants related to new debt	765,000	7,650	435,650		443,300
Issuance of debt related penalty warrants			538,734		538,734
Shares cancelled - litigation settlement	(1,120,000)	(11,200)	11,200		—
Shares issued - litigation settlement	373,396	3,734	(3,734)		—
Issuance of debt related warrants			53,666		53,666
Issuance of shares for services	400,000	4,000	256,000		260,000

Net Loss				(3,062,397)	(3,062,397)

Balance, March 31, 2005	12,436,057	$124,361	$3,896,368	$(6,669,909)	$(2,649,180)

Issuance of debt related penalty shares	322,725	3,227	169,454		172,681
Issuance of shares and warrants related to new debt	829,700	8,297	389,509		397,806
Issuance of debt related penalty warrants			447,757		447,757
Issuance of warrants to placement agent			26,070		26,070

Net Loss				(3,038,001)	(3,038,001)

Balance, March 31, 2006	13,588,482	$135,885	$4,929,158	$(9,707,910)	$(4,642,867)

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,038,001)	$(3,062,397)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,801	13,865
Common stock and warrants issued in association with debt	619,479	859,000
Amortization of debt discount	516,931	630,091
Amortization of deferred financing costs	111,890	104,172
Non-cash stock based compensation charge		260,000
Changes in operating assets and liabilities:
Accounts receivable	(51,255)	649,648
Inventories	23,133	(68,522)
Prepaid expense and other current assets	1,402	79,624
Other assets	(3,150)	(850)
Accounts payable	49,115	(38,379)
Accrued expenses	175,965	50,035
Accrued compensation	157,474	(9,335)
Interest payable	369,139	225,350
Deferred revenue	18,484	(90,848)
NET CASH USED IN OPERATING ACTIVITIES	(1,032,593)	(398,546)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,184)	(22,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,024,700	765,000
Repayment of notes payable	(50,000)	(245,000)
Deferred financing costs	(66,562)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	908,138	520,000

NET (DECREASE) INCREASE IN CASH	(125,639)	99,447

CASH, BEGINNING OF YEAR	191,974	92,527

CASH, END OF YEAR	$66,335	$191,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,327	$27,204

Income taxes	$917	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the "Company") develops, markets and licenses monitoring and remote control software and integration products. The Company's products are designed to manage hybrid networks, remote sites and control any kind of device, regardless of equipment brand or technology. The capabilities include a single "dashboard" style screen used to connect, automate and optimize networked operations and remote sites. The Company's proprietary flagship product is the "Axess" software application platform. The Company's hardware products are designed to integrate the Axess platform into varying types of control situations. The Company's products have application across different industries where there is a need for monitoring, remote control and automation in real time. The distribution of the Company's products is primarily facilitated by third party sales channels, strategic OEM collaborations and partnerships and the Company's direct sales force.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $9,708,000 since its inception. Additionally, the Company had a net working capital deficiency of approximately $4,748,000 at March 31, 2006 and negative cash flows from operations for the year ended March 31, 2006 and 2005 of approximately $1,019,000 and $399,000, respectively. In addition, as more fully detailed in Note 7[d], the Company has not been current in the payment of its Federal, State and Local payroll taxes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during fiscal 2006 and 2005 through the sale of Units consisting of notes, common stock and warrants to purchase shares of common stock resulting in net proceeds to the Company of approximately $975,000 and $520,000, respectively. In addition, as more fully described in Note 9, the Company raised $335,000 in April through June 2006 from the sale of promissory notes and related equity ("Units").

Management Plans

The Company expects that the growth and expansion of operations will require capital infusions to fund the Company’s working capital needs. The Company and its sales channel partners have developed material sales pipelines of qualified opportunities that are expected to close over the next 24 months and improve our future operating results. The revenue and margins from the respective pipelines are expected to grow on a quarterly basis as the existing and new sales channels partner relationships gain traction. In addition, the Company is seeking to raise sufficient capital through a private placement of its equity or long-term debt securities in the 2006 calendar year. In August 2005, the Company entered into a letter of intent with a NASD broker-dealer to act as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Although no funds have been received to date, subject to market conditions and the Company and the placement Agent reaching agreement on pricing, Management believes it is possible that at least the minimum offering, which is to be conducted on a best efforts basis, will be made to institutions and accredited investors before the end of the 2006 calendar year, although no assurances can be offered in this regard. Certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above mentioned units.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

There can be no assurances that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Consolidation - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Statmon-eBI Solutions, LLC and STC Software Corp. All inter-company accounts and transactions have been eliminated in consolidation.

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

d.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $553,000 in fiscal 2006 and $381,000 in fiscal 2005.

e.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

f.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share ("EPS") in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 7,057,298 and 4,596,150 shares of common stock as of March 31, 2006 and 2005, respectively.

g.
Income Taxes - Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

h.
Deferred Financing Costs - Deferred financing costs are costs incurred in connection with debt financings and amortized over the term of the related debt. If any or all of the related debt is repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the repayment in the consolidated statement of operations.

i.
Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturities of these instruments. The carrying amounts of the Company's notes payable approximate fair value based on the prevailing market interest rates.

j.
Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As of March 31, 2006, the Company does not believe that any impairment has occurred.

k.
Revenue Recognition - Statement of Position ("SOP") 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants ("AICPA") and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Management believes its current revenue recognition policies and practices are consistent with SOP 97-2.

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

Deferred revenue represents revenue billed for products and or/services not yet shipped or rendered.

l.
Stock-Based Compensation - The Company follows Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees".

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures.

For the years ended March 31, 2006 and 2005, the Company did not issue any options to its employees.

m.	Shipping and Handling - Shipping and handling costs incurred are either billed to the customer and included as part of cost of sales or charged to cost of sales as incurred.

n.	Amortization of Debt Discount- Debt discount is amortized on a straight-line basis over the life of the related notes.

o.
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

The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF No. 05-7"), which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. EITF No. 05-7 is effective for the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3", which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect that SFAS No. 154 will have a material effect on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

The Company will adopt Statement 123(R) using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that SFAS No. 151 will have a material effect on the Company's consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consists of the following:

Computer Equipment	$39,159
Software	11,608
Office Equipment	25,558
76,325

Less: accumulated depreciation	61,035

$15,290

Depreciation of property and equipment was $16,801 and $13,865 for the years ended March 31, 2006 and 2005, respectively.

4.	NOTES PAYABLE

Notes payable at March 31, 2006 consist of the following:

			2006

Senior Notes Payable - Thieme Consulting, Inc.
- related party	[a	]	$250,000
Senior Subordinated Notes Payable - Delis
- related party	[b	]	1,015,000
Senior Subordinated Notes Payable	[c	]	365,000
Notes Payable - various(Including $244,700
from related parties)	[d	]	1,536,700

			3,166,700

Less: Debt Discount			(103,989)

			$3,062,711

[a] In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the "Senior Notes") for a total of $250,000, accruing interest at 10% per annum. In connection with the Senior Notes, Thieme Consulting, Inc. acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $2.00 per share. The three Senior Notes initial terms expired on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. Pursuant to the loan agreements penalty provisions, the Company has issued and continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The Company's obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

On February 7, 2003 the Company entered into a promissory Note Extension Agreement with the holder of the Senior Notes. Pursuant to that agreement, the Company extended the Senior Notes until June 30, 2003 and is currently in default. The extension consideration was 200,000 shares of common stock which were valued at $36,385, with the 15% penalty interest rate continuing to accrue, plus, the Company will continue to issue the holders of the Senior Notes 25,000 shares per month or a pro rata share amount until repayment in full of all principal and interest. The Company accrued $37,500 of interest and granted the note holder 300,000 penalty shares, valued at $164,000, during the year ended March 31, 2006. The Company accrued $37,500 of interest and granted the note holder 300,000 penalty shares, valued at $266,600, during the year ended March 31, 2005.

4.	NOTES PAYABLE, continued

[b] Between November 24, 2003 and March 31, 2006, the Company has issued various Units, which generally consist of a promissory note bearing interest generally at 10% per annum, a share of the Company's common stock and generally three year warrants to purchase shares of common stock ("Units"), to Mr. Dean Delis ("Delis") which included Promissory Notes totaling $1,065,000, accruing interest at 10% per annum. As of March 31, 2006, the Company has committed to provide all outstanding promissory notes totaling $1,015,000, along with two other investors, a security interest in second position behind the Senior Notes ("Senior Subordinated Notes"). As of March 31, 2006, $425,000 of Delis's Senior Subordinated Notes are in default and are accruing interest at the penalty rate of 15% per annum along with varying amounts of penalty warrants and shares on a monthly basis. The Company accrued $73,187 of interest, granted 262,725 penalty warrants, valued at $70,091, and issued 22,725 penalty shares, valued at $8,681, related to such notes during the year ended March 31, 2006. The Company accrued $11,308 of interest and granted 205,806 penalty warrants, valued at $113,814 related to Delis's notes during the year ended March 31, 2005. Subsequent to March 31, 2006, the warrants issued to Delis were changed from a three-year to a five-year term.

[c] Between November 24, 2003 and July 15, 2005, the Company has issued various Units to two investors which included Promissory Notes totaling $365,000, accruing interest at 10% per annum. As of March 31, 2006, all promissory notes are outstanding, $315,000 of the notes are in default, and, along with one other investor, have been designated as Senior Subordinated Notes. As of March 31, 2006 these notes are in default and are accruing interest at the penalty rate of 15% per annum along with varying amounts of penalty warrants on a monthly basis. The Company accrued $49,901 of interest and granted 703,257 penalty warrants, valued at $156,779, related to these notes during the year ended March 31, 2006. The Company accrued $21,810 of interest and granted 83,709 penalty warrants, valued at $43,472, related to these notes during the year ended March 31, 2005.

[d] Between April 5, 2002 and March 31, 2006 the Company issued Units totaling $1,774,700. These Units generally consisted of (i) either a 180 day or a 365 day promissory note bearing interest generally at 10% per annum, (ii) a share of the Company's common stock and (iii) three-year warrants to purchase shares of common stock at an exercise price between $1.00 and $2.00 per share to approximately 58 investors. These notes had initial term maturity dates between October 2, 2002 and March 31, 2007. At March 31, 2006, $245,000 principal amount of these notes have been repaid, plus interest of $27,204, with the remaining $1,529,700 principal amount of these notes still outstanding plus a $7,000 non-interest bearing loan from one related party investor. Upon default, the notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the Unit, as a penalty until the repayment of the notes in full. The Company accrued $208,552 of interest and granted 830,880 penalty warrants, valued at $220,887, related to such notes during the year ended March 31, 2006. The Company accrued $132,743 of interest and granted 558,671 penalty warrants, valued at $369,198, related to such notes during the year ended March 31, 2005.

On September 30, 2005, the Company granted warrants to purchase 75,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years as commission for $750,000 of capital raised between March 2005 and September 2005. These warrants were valued at $21,750.

On March 31, 2006, the Company granted warrants to purchase 24,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years as commission for $240,000 of capital raised between October 2005 and March 2006. These warrants were valued at $4,320. On March 31, 2005, the Company granted warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of three years as commission for $250,000 of capital raised during the 2005 fiscal year. These warrants were valued at $12,250.

5.	EQUITY TRANSACTIONS

[a] Common Stock

During the year ended March 31, 2006, the Company issued 322,725 shares of common stock to various parties as penalty shares associated with debt in default (Note 4[a] and 4[b]) and 829,700 shares of common stock to note holders related to new debt in the period.

During the year ended March 31, 2005, the Company issued 300,000 shares of common stock to various parties as penalty shares associated with debt in default, 400,000 shares of common stock to two key employees and 765,000 shares of common stock to note holders related to new debt in the period. Additionally, the Company issued 373,396 shares of common stock and cancelled 1,120,000 share of common stock related to a legal settlement (see Note 7[b]).

In September 2005, the Company amended and restated its Articles of Incorporation to increase the number of shares of Common Stock, par value of $0.01 per share, authorized from 25,000,000 to 100,000,000.

[b] Warrants

The following table illustrates the Company's warrant issuances and balances outstanding through March 31, 2006. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

	Shares	Weighted Average Exercise Price	Exercisable

Warrants outstanding and exercisable at March 31, 2004	2,882,106	$1.43	2,882,106

Granted	1,741,886	1.20
Canceled	—	—
Exercised	—	—
Warrants outstanding and exercisable at March 31, 2005	4,623,992	$1.35	4,623,992

Granted	2,707,562	1.17
Canceled	—	—
Expired	(274,256)
Exercised	—	—
Warrants outstanding and exercisable at March 31, 2006	7,057,298	$1.28	7,057,298

The following is additional information with respect to the Company's warrants as of March 31, 2006.

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable
$1.00	5,077,548	1.75	$1.00	5,077,548
$1.25 - 2.00	1,729,750	1.95	1.57	1,729,750
$5.00	250,000	1.13	5.00	250,000
$1.00 - 5.00	7,057,298	1.78	$1.28	7,057,298

5.	EQUITY TRANSACTIONS, continued

[c] Preferred Stock

On November 5, 2004 the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share. At the time of this filing, there are no shares of preferred stock issued and outstanding.

6.	INCOME TAXES

As of March 31, 2006, the Company has net operating loss carry forwards of approximately $5,796,000 for Federal and State tax purposes expiring between calendar 2006 and 2026.  These losses are subject to IRS and applicable state regulations and may be subject to significant limitations.  The resulting deferred tax asset of approximately $2,285,000 as of March 31, 2006 represents an increase of approximately $585,000 from the previous year and has been offset by a corresponding valuation allowance.

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards, as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate is as follows:

	For the Years Ended March 31,
	2006	2005

Federal statutory rate	(34)%	(34)%
State income tax rate, net of federal benefit	(6)%	(6)%
Valuation allowance	40%	40%

Effective rate	-0-%	-0-%

7.	COMMITMENTS AND CONTINGENCIES

[a]
Leases - The Company leases its office facilities and equipment under non-cancelable lease arrangements. Rent expense was $145,082 and $102,653 for the years ended March 31, 2006 and 2005, respectively. Future annual minimum lease payments under noncancellable operating leases for the fiscal years ending March 31 are as follows:

2007	138,817
2008	11,973
$150,790

7.	COMMITMENTS AND CONTINGENCIES, continued

[b]
Legal Proceedings - On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the "Defendants"). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company's business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff's Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the Court filing and third party costs and expenses of the litigation.

The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney's fees of the Defendants.  On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously, in this regard a defense to the cross-complaint is being furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon's software and that the Defendant's software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter. The federal court in Chicago is currently considering various preliminary issues which will determine whether the declaratory relief case will go forward in Chicago.

[c]
Employment Agreements - On September 16, 2000, Geoffrey P. Talbot ("Talbot") and Peter J. Upfold ("Upfold") entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Talbot and Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Talbot and Upfold have verbally agreed to defer a portion of their contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Talbot and Upfold received gross pay of $85,532 each for the period July 1, 2004 to March 31, 2005 and $114,107 each for the period April 1, 2005 to March 31, 2006, the Company has accrued $34,468 and $45,893 of compensation for each period, respectively.

7.	COMMITMENTS AND CONTINGENCIES, continued

Each of the employment agreements has a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. Both Mr. Talbot and Mr. Upfold have verbally agreed to delay the second year contractual increase to the third year which begins July 1, 2006. Therefore, in the third year of the employment agreements the salaries will adjust to $200,000 per annum. For years four and five of the employment agreements, annual salary increases, performance and incentive bonuses, including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years' Form 10-KSB or June 30, whichever event occurs first.

[d]  Other - At March 31, 2006, the Company has accrued approximately $230,000 of past due payroll taxes payable. During the year, the Company received two notices from the federal tax authority related to the accrued amount due totaling approximately $114,000 and subsequent to March 31, 2006, the Company has paid such amount and has accrued approximately $50,000 related to unpaid payroll taxes for the period subsequent to the year ended March 31, 2006. The Company is in the process of filing certain delinquent Federal, State and Local compensation related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. Management of the Company has indicated that such delinquent filings are expected to be completed no later than the end of the Company’s third fiscal quarter.

8.	MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

The Company sold a substantial portion of its product and services to three customers during the year ended March 31, 2006. Sales to these customers were approximately $209,000 (17%), $172,000 (14%) and $157,000 (12%). The accounts receivable balance for these customers at March 31, 2006 was approximately $67,000.

The Company sold a substantial portion of its product and services to three customers during the year ended March 31, 2005. Sales to these customers were approximately $519,000 (36%), $311,000 (22%) and $271,000 (19%). The accounts receivable balance for these customers at March 31, 2005 was approximately $56,000.

[b]	Foreign Revenue

The Company generated approximately $170,000 and $3,000 of revenue from the sale of its product and services to foreign customers during the years ended March 31, 2006 and 2005, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for cash.

9.	SUBSEQUENT EVENTS

Between April 1 and June 30, 2006, the Company sold Units to investors as follows:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 340,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on July 31, 2006 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,000 shares of common stock and (iii) warrants to purchase 10,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years. This note matures on December 3, 2006 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on August 15, 2006 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on August 29, 2006 after which interest will increase to 15% per annum until the note is repaid.

As of June 30, 2006, the Company was obligated to issue 75,000 additional shares of common stock associated with secured Senior Notes that are in default, 133,635 additional shares of common stock and 13,635 warrants to purchase shares of common stock exercisable at $1.50 per share associated with secured Senior Subordinated Notes and 8,000 penalty shares related to the default provisions of a note in default.