Form 10QSB
period 2006-06-30
STATMON TECHNOLOGIES CORP
filed 2006-08-14
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________  to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $.01 par value	14,274,662

Transitional Small Business Disclosure Format (Check one):     Yes ☐ No ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
June 30, 2006

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
Current Assets:
Cash	$130,281
Accounts receivable	146,224
Inventories	39,495
Prepaid expense and other current assets	4,460
Total Current Assets	320,460

Property and Equipment, net	15,087

Deferred Financing Costs	63,725
Other Assets	10,465
Total Assets	$409,737

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,809,700 due to related parties), net of debt discount of $160,079	$3,341,621
Accounts payable	424,022
Accrued expenses	483,726
Accrued compensation	369,329
Interest payable (including $334,404 due to related parties)	863,952
Deferred revenue	93,423
Total Liabilities	5,576,073

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized, 14,145,117 issued and outstanding	141,451
Additional paid-in capital	5,381,317
Accumulated deficit	(10,689,104)
Total Stockholders' Deficiency	(5,166,336)

Total Liabilities and Stockholders' Deficiency	$409,737

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2006	2005

Revenues	$252,733	$415,128

Cost of Sales	67,150	129,311

Gross Profit	185,583	285,817

Selling, General and Administrative Expenses	593,562	645,155

Operating Loss	(407,979)	(359,338)

Other Expense:
Interest (including $51,789 and $24,834 to related parties for 2006 and 2005 periods, respectively)	116,756	79,067
Common stock and warrants issued in association with debt	248,180	187,523
Amortization of debt discount	143,381	82,987
Amortization of deferred financing costs	64,898	7,500
Total Other Expense	573,215	357,077

NET LOSS	$(981,194)	$(716,415)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.07)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,768,116	12,573,694

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(981,194)	$(716,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,916	4,751
Common stock and warrants issued in association with debt	248,180	187,523
Amortization of debt discount	143,381	82,987
Amortization of deferred financing costs	64,898	7,500
Changes in operating assets and liabilities:
Accounts receivable	36,214	(43,841)
Inventories	5,894	(10,771)
Prepaid expense and other current assets	20,123	(2,072)
Other assets	-	(4,000)
Accounts payable	(30,522)	(29,949)
Accrued expenses	48,334	40,519
Accrued compensation	34,369	50,869
Interest payable	114,904	78,530
Deferred revenue	30,468	(32,478)
NET CASH USED IN OPERATING ACTIVITIES	(262,035)	(386,847)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,713)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	335,000	250,000
Deferred financing costs	(6,306)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	328,694	250,000

NET INCREASE/(DECREASE) IN CASH	63,946	(136,847)

CASH, BEGINNING OF PERIOD	66,335	191,974

CASH, END OF PERIOD	$130,281	$55,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$926	$536

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the “Company”) develops, markets and licenses monitoring and remote control software and integration products. The Company's products are designed to manage networked infrastructure and hybrid systems, remote sites and control different types of devices and technologies. The capabilities include a single point of control, “dashboard” style screen, system and platform used to connect, automate and optimize networked operations and remote sites. The Company’s proprietary flagship product is the "Axess" application software. The Company’s hardware products are designed to integrate the Axess platform into varying types of control situations. The Company’s products have application across different industries where there is a need for real time monitoring, remote control and automation. The distribution of the Company’s products is primarily facilitated by third party sales channels, strategic OEM collaborations and partnerships, supported by the Company’s business development team and direct sales force.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $10,689,000 since its inception. Additionally, the Company had a net working capital deficiency of approximately $5,256,000 at June 30, 2006 and negative cash flows from operations for the three months ended June 30, 2006 and 2005 of approximately $262,000 and $387,000, respectively. In addition, as more fully detailed in Note 5[b], the Company has not been current in the payment of its Federal, State and Local payroll taxes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the three months ended June 30, 2006 and 2005 through the sale of promissory notes, common stock and warrants to purchase shares of common stock (“Units”) resulting in net proceeds to the Company of approximately $335,000 and $250,000, respectively. In addition, as more fully described in Note 7, the Company raised $50,000 in July 2006 from the sale of Units.

Management Plans

The Company expects that the growth and expansion of operations will require capital infusions to fund the Company’s working capital needs. The Company and its sales channel partners are developing material sales pipelines of qualified opportunities that are expected to close over the next 24 months and improve the Company’s future operating results. The revenue and operating margins from the respective sales pipelines are expected to grow on a quarterly basis as the existing and new sales channel partner relationships develop. In addition, the Company is seeking to raise capital through a private placement of its equity or long-term debt securities in the 2006 calendar year. In August 2005, the Company entered into a letter of intent with a NASD broker-dealer to act as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Although no funds have been received to date, subject to market conditions and the Company and the placement Agent reaching agreement on pricing, Management believes it is possible that at least the minimum offering, which is to be conducted on a best efforts basis, will be made to institutions and accredited investors before the end of the 2006 calendar year, although no assurances can be offered in this regard. Certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above mentioned units.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

There can be no assurances that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $183,000 and $148,000 for the three months ended June 30, 2006 and 2005, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 8,037,721 and 5,152,305 shares of common stock as of June 30, 2006 and 2005, respectively.

f.
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

g.
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

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

h.
Stock-Based Compensation - On April 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements.

As of March 31, 2006, the Company has no unvested options and did not grant any options to employees during the quarter ended June 30, 2006. The adoption of SFAS 123R did not effect the Company’s financial position, results of operations or cash flows, but may have a material impact if options are granted in the future.

i.
New Accounting Pronouncements - In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3”, which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

3. NOTES PAYABLE

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

In total, at June 30, 2006, $2,782,000 principal amount of the $3,501,700 principal amount of outstanding promissory notes are in default and $863,952 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes during the three months ended June 30, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2006 is $168,452.

The Company has secured the obligation to two noteholders in second position behind the Senior Notes for a total of $1,430,000. Additionally, the Company has secured the obligation to one noteholder in third position behind the Senior Notes for a total of $250,000. These notes are collectively referred to as the Senior Subordinated Notes.

According to the penalty provisions of the various loan agreements, the Company issued three-year penalty warrants to purchase 339,300 shares of common stock at $1.00 per share, five-year penalty warrants to purchase 84,000 shares of common stock at $1.00 per share, three-year penalty warrants to purchase 67,500 shares of common stock at $1.50 per share and five-year penalty warrants to purchase 85,173 shares of common stock at $1.50 per share during the three months ended June 30, 2006, associated with notes in default.

In May 2006, the Company agreed to change the term of warrants issued and to be issued to one of its major note holders from a three year to a five year term. Subsequently, the note holder agreed to rescind the term extension applicable to warrants previously issued.

4.  EQUITY TRANSACTIONS

[a] Common Stock

During the three months ended June 30, 2006, the Company issued 75,000 shares of Common Stock valued at $34,750 associated with secured Senior Notes that are in default, 133,635 shares of Common Stock valued at $63,918 associated with secured Senior Subordinated Notes that are in default and 8,000 shares of Common Stock valued at $3,840 associated with an unsecured note that is in default. Additionally, the Company issued 340,000 shares of Common Stock valued at $79,958 associated with new debt during the same period.

[b] Stock Options and Warrants

During the three months ended June 30, 2006, the Company granted 1,183,473 warrants to note holders, of which 575,000 warrants were valued at $119,513 related to new debt in the period, 575,973 warrants were valued at $145,672 related to notes in default and 32,500 warrants valued at $10,075 as commission to placement agents for placing $325,000 of new debt during the period.  The weighted average exercise price of the warrants granted during the period was $1.19. The vesting period on these warrants is immediate and the exercise period is for three to five years from the date of the respective issuance.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  COMMITMENTS AND CONTINGENCIES

[a]
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

[b]
Other - At June 30, 2006, the Company has accrued approximately $286,000 of past due payroll taxes payable. During the previous fiscal year, the Company received two notices from the federal tax authority related to the accrued amount due totaling approximately $114,000 and on July 6, 2006, the Company paid such amount. The Company is in the process of filing certain delinquent Federal, State and Local compensation related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. Management of the Company has indicated that such delinquent filings are expected to be completed no later than the end of the Company’s third fiscal quarter.

6. MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

During the three months ended June 30, 2006, two customers comprised 50% and 28% of the Company’s sales. The accounts receivable balances for these customers at June 30, 2006 were $79,353 and $30,730, respectively. During the three months ended June 30, 2005, five customers comprised 22%, 18%, 13%, 10% and 10% of the Company’s sales.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK, continued

[b]	Foreign Revenue

The Company generated approximately $126,000 and $42,000 of revenue from the sale of its product and services to foreign customers during the three months ended June 30, 2006 and 2005, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

7. SUBSEQUENT EVENTS

On July 17, 2006, the Company issued a $50,000 promissory note bearing interest at 10% per annum and due 60 days from the date of issuance and 50,000 shares of common stock related to these notes, to one of the Senior Subordinated Note holders.

On July 19, 2006, the Company issued 50,000 shares of common stock and granted five-year warrants to purchase 50,000 shares of common stock at $1.25 per share to an employee of the Company related to $50,000 owed to this employee for reimbursement of expenses and compensation deferred in the period.

On July 31, 2006, the Company granted warrants to purchase 29,545 shares of common stock to two secured note holders per the penalty provisions of their respective notes in default.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) our need for additional capital and the uncertainty of obtaining it; (v) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vi) our failure to timely make certain regulatory filings; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price which is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; and (xxv) control by certain stockholders. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a proprietary software development and integration technology products solution provider. The Company’s proprietary flagship software application "Axess" and supporting integration products are used by major corporate, institutional and government customers to optimize, manage and control their network operations centers (“NOC’s”), remote sites, facilities and devices. Architecturally designed as a “manager of managers” platform, wide scale network operations down to individual devices, regardless of the equipment brand or technology, can be monitored and controlled in real time from a single point of control “dashboard” style screen and system wide proactive alarm system. The Company’s products have application in a wide variety of situations where a need exists for system wide management, alarmed monitoring, remote control and automation, all in real time. The Company’s products help to facilitate the meaningful reduction of operational costs, the aggregation of data and compliance reporting, all at low cost.

Our significant clients include: General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Belo Corp. Television, Tribune Company Television and Univision Communications Television and Radio Network. Harris Broadcast is a Non Exclusive Reseller of our products in the worldwide radio and television markets. A formal Non-Exclusive Reseller Agreement between Harris Broadcast and Statmon was executed and became effective on May 26, 2006 and expires on May 25, 2009. On November 3, 2005, we entered into a formal OEM distribution agreement with the Singapore based Pixelmetrix Corporation Pte Ltd. (”Pixelmetrix”), a leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Company’s Axess application empowers the Pixelmetrix branded “Consolidator Plus” management and test measurement solution for digital television. The first Consolidator Plus installations using Axess are currently taking place with a major government owned European television network. On November 1, 2005, the Company entered into an OEM agreement with Sound Broadcast Services, the United Kingdom based manufacturer of the Eddystone brand of digital and analog radio transmitters (“SBS”). The first Eddystone/Axess installations have been installed in Singapore and Kuwait. The digital radio transmitter market continues to gain traction around the world as radio broadcasters move to compete with competitive satellite content providers. On March 17, 2006, the Company entered into an OEM agreement with Burst Communications, Inc., a US-based supplier of integration and installation services to the broadcast and wireless telecommunications market.

The relationship between Statmon and US Energy Systems focuses on the telecommunications, DC Power/stored energy and infrastructure markets and continues to build a solid foundation although we are behind schedule primarily due to our lack of adequate resources and working capital, which has protracted the development of certain opportunities in the US Energy sales channel.

We believe, given adequate financing, that we are well positioned to expand beyond our traditional broadcast industry activities into the identified new vertical markets, including wireless multicasting and mobile TV, military and federal agencies including homeland security, power and energy management, telecommunications, embedded and wireless remote site networking, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. We believe that the architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device convergence, network operations, automation and powerful remote control and monitoring capabilities in real time. The ongoing process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions continues and will increase when we have additional working capital.

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

For the Quarter Ended June 30, 2006 and 2005

Results From Operations

Revenues - Revenues were $252,733 and $415,128 for the three months ended June 30, 2006 and 2005, respectively.  Revenues consisted of entirely product revenues for the three months ended June 30, 2006. Revenues consisted of $190,691 of product revenues and $224,437 of integration services revenues for the three months ended June 30, 2005.  The increase in product revenues of approximately $62,000 is due to the increase of our direct sales activities to third-party customers and expanded reseller/OEM arrangements, which began in the first part of 2005 as a result of the weak broadcast sales from our broadcast industry partner, Harris Broadcast, as the Company realigned its relationship with Harris Broadcast on a non-exclusive basis. Harris Broadcast implemented an internal restructuring which impacted its inventory levels and product purchases from the Company. The Statmon distribution agreement with Harris Broadcast reverted to a non-exclusive basis on July 18, 2004, when Harris Broadcast failed to make the minimum purchases as required under its OEM agreement with the Company. Such agreement expired on February 24, 2006 and the Company has executed a non-exclusive reseller agreement with Harris Broadcast dated May 26, 2006. Harris Broadcast indicates that it remains highly committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to increased levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The decrease of approximately $224,000 in integration services revenues is the result of the Company’s re-focused efforts to expand its core software business and the temporary suspension of its integration services activities as of September 30, 2005.

Cost of Sales - Cost of sales were $67,150 and $129,311 for the three months ended June 30, 2006 and 2005, respectively. Cost of sales of $67,150 related to product revenues for the three months ended June 30, 2006. Cost of sales consisted of $30,559 related to product revenues and $98,752 related to integration services revenues for the three months ended June 30, 2005.  Overall gross profit percentage increased to 73% in the three months ended June 30, 2006 compared to 69% in the comparable prior year period. The increase in overall gross profit percentage is attributable to a decrease in integration services revenues and an increase in product sales of software only solutions during the period. The shift in the overall mix of revenues and an increase in the sales of software products have caused an overall increase in the gross profit percentage of approximately 4% from the prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $593,562 and $645,155 for the three months ended June 30, 2006 and 2005, respectively, a decrease of approximately $52,000.  The decrease in selling, general and administrative expenses is principally attributed to a decrease of approximately $125,000 related to integration services and a decrease of approximately $25,000 related to professional fees billed in the period offset by an increase in research and development expenses related our new EIF-32+ product and the release of Axess Version 6.2 and our development activities focused on vertical market penetration of approximately $35,000, an increase in marketing expenses of approximately $33,000 and an increase in personnel related expenses of approximately $30,000.

Other Expense - Other Expense was $573,215 and $357,077 for the three months ended June 30, 2006 and 2005, respectively. The increase of approximately $216,000 can be attributed to an increase in the amortization of debt discount of approximately $60,000 due to an increase in the relative amount of new short-term debt during the most recent period and prior period, an increase in common stock and warrants issued in association with debt of approximately $61,000 related to the issuance of penalty warrants and penalty shares associated with an increased number of delinquent notes, an increase in amortization of deferred financing costs of approximately $57,000 related to such new debt and an increase in interest expense of approximately $38,000 related to increased outstanding debt and the default rate of interest on the debt.

Net Loss - As a result of the above, for the three months ended June 30, 2006, the Company recorded a net loss of $981,194, compared to a net loss of $716,415 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the three months ended June 30, 2006, the Company issued Units to investors which consisted of:

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

•
(i)$100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on August 29, 2006 after which interest will increase to 15% per annum until the note is repaid.

The Company continues to be in default on $250,000 of Senior Notes during the three months ended June 30, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2006 is $168,452. Additionally, the Company issued 4,545 shares of Common Stock per month related to a $100,000 Senior Subordinated Note per the default provisions of the promissory note.

According to the penalty provisions of the loan agreements, the Company granted three-year warrants to purchase 339,300 shares of common stock at $1.00 per share, three-year warrants to purchase 67,500 shares of common stock at $1.50 per share, five-year warrants to purchase 84,000 shares of common stock at $1.00 per share and five-year warrants to purchase 85,173 shares of common stock at $1.50 per share during the three months ended June 30, 2006 associated with both secured and unsecured notes in default.

Net cash used in operating activities was $262,035 and $386,847 for the three months ended June 30, 2006 and 2005, respectively.  The use of cash in 2006 is the result of a net loss of approximately $981,000, partially offset by non-cash charges of approximately $459,000 and a net change in operating assets and liabilities of approximately $260,000. The cash used in operating activities in 2005 is the result of a net loss of approximately $716,000, partially offset by non-cash charges of approximately $283,000 and a net change in operating assets and liabilities of approximately $47,000.

Cash used in investing activities was $2,713 and $0 for the three months ended June 30, 2006 and 2005, respectively.

Cash provided by financing activities was $328,694 and $250,000 for the three months ended June 30, 2006 and 2005, respectively. Borrowings in the three months ended June 30, 2006 were $335,000 as compared to $250,000 for the same period last year. These borrowings were offset by an increase in financing costs incurred in the period of $6,306. The increase in borrowings can be directly attributed to an increase in research and development costs, marketing costs and personnel costs in the period as the Company increases its internal sales efforts and expansion into new vertical markets.

During July 2006, the Company issued a $50,000 promissory bearing interest at 10% per annum and due 60 days from the date of issuance, 50,000 shares of common stock and five-year warrants to purchase 50,000 shares of common stock at $1.25 per share related to this note, to one Senior Subordinated Note holder.

As of June 30, 2006, the Company had a working capital deficiency of approximately $5,256,000, including notes payable and accrued interest totaling approximately $4,206,000, net of applicable debt discount of approximately $160,000. The Company has no long-term debt.

In order to continue its operations beyond March 2007, the Company will need to increase revenue and profit margins, repay or obtain extensions/conversions on its existing debt and raise additional working capital through a private placement of equity or debt. In August 2005, the Company entered into a letter of intent with a NASD registered broker-dealer to serve as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management believes it is possible that at least the minimum offering, which is being conducted on a best efforts basis, will be made to institutions and accredited investors before the end of the 2006 calendar year, although no assurances can be offered in this regards. Certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above-mentioned units. The Company intends to use the proceeds of this or any other offering to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

The Company has incurred net losses of approximately $10,689,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $5,256,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent auditors, included with its annual report on Form 10-KSB for the year ended March 31, 2006, that includes an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that the Company will be able to raise the capital it requires in this time frame or at all or that it will be able to raise the capital in terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act, as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. Nevertheless, at this time, management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

The Company continued to be in default on $250,000 of Senior Notes during the three months ended June 30, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2006 is $168,452.

The Company also continues to be in default or defaulted on:

•  A $50,000 principal amount promissory note issued in June 2002 and accruing 15% penalty interest per annum and earning 2,500 penalty warrants per month since January 10, 2003;

•  A $50,000 principal amount promissory note issued in September 2003 and accruing 15% penalty interest per annum and earning 2,500 penalty warrants per month since April 19, 2004;

•  A $100,000 principal amount promissory note issued in November 2003 originally due in May 2004, extended to November 2004 and accruing 15% penalty rate per annum and earning 20,000 penalty warrants per month since May 22, 2004;

•  A $60,000 principal amount promissory note issued in January 2004 and accruing 15% penalty interest per annum and earning 3,000 penalty warrants per month since August 2, 2004;

•  A $100,000 principal amount promissory note issued in March 2004 and accruing 15% penalty interest per annum and earning 5,000 penalty warrants per month since October 14, 2004;

•  A $250,000 promissory note issued in August 2004 and accruing 15% penalty interest per annum and earning 50,000 penalty warrants per month since March 25, 2005;

•  A $100,000 promissory note issued in October 2004 and accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since November 8, 2005;

•  A $100,000 promissory note issued in December 2004 and accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since January 29, 2006;

•  A $100,000 promissory note issued in September 2005 and accruing 15% penalty interest per annum and earning 4,545 penalty warrants per month since October 30, 2005;

•  A $225,000 promissory note issued in March 2005 and accruing 15% penalty interest per annum and earning 22,500 penalty warrants per month since April 17, 2006;

•  A $100,000 promissory note issued in April 2005 and accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since May 29, 2006;

•  A $75,000 promissory note issued in May 2005 and accruing 15% penalty interest per annum and earning 7,500 penalty warrants per month since June 30, 2006;

•  A $50,000 promissory note issued in June 2005 and accruing 15% penalty interest per annum and earning 5,000 penalty warrants per month since July 15, 2006;

•  A $50,000 promissory note issued in February 2006 due April 2006 and accruing 15% penalty interest per annum and a one-time issuance upon default of 25,000 penalty shares;

•  A $50,000 promissory note issued in March 2006 due May 2006 and accruing 15% penalty interest per annum and a one-time issuance upon default of 25,000 penalty shares;

•  A $100,000 promissory note issued in March 2006 due May 2006 and accruing 15% penalty interest per annum and a one-time issuance upon default of 50,000 penalty shares;

The accrued interest on these Notes in default at June 30, 2006 is $315,947.

In total, at June 30, 2006, $2,782,000 principal amount of the $3,501,700 principal amount of promissory notes are in default and $863,952 of interest had accrued on all outstanding notes as of such date.

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

Date: August 14, 2006	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.