Form 10QSB
period 2006-09-30
STATMON TECHNOLOGIES CORP
filed 2006-11-14
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 9, 2006
Common Stock, $.01 par value	14,678,297

Transitional Small Business Disclosure Format (Check one):  YES [ ]   NO  [x]

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
September 30, 2006

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
Current Assets:
Cash	$35,851
Accounts receivable	321,176
Inventories	52,321
Prepaid expense and other current assets	34,010
Total Current Assets	443,358

Property and Equipment, net	19,319

Deferred Financing Costs	107,951
Other Assets	10,465

Total Assets	$581,093

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,909,700 due to related parties), net of debt discount of $53,339	$3,643,361
Accounts payable	516,604
Accrued expenses	487,859
Accrued compensation	403,697
Interest payable (including $400,189 due to related parties)	995,855
Deferred revenue	78,178
Total Liabilities	6,125,554
Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized, 14,503,752 issued and outstanding	145,038
Additional paid-in capital	6,003,064
Accumulated deficit	(11,692,563)
Total Stockholders' Deficiency	(5,544,461)

Total Liabilities and Stockholders' Deficiency	$581,093

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2006	2005

Revenues	$646,709	$310,983

Cost of Sales	144,111	122,703

Gross Profit	502,598	188,280

Selling, General and Administrative Expenses	693,976	632,318

Operating Loss	(191,378)	(444,038)

Other Expense:
Interest (including $65,785 and $30,845 to related parties for 2006 and 2005 periods, respectively)	154,734	90,338
Common stock and warrants issued in association with debt (including $38,500 to related parties for 2006)	441,065	133,552
Amortization of debt discount	178,034	123,916
Amortization of deferred financing costs	38,249	35,127
Total Other Expense	812,082	382,933

NET LOSS	$(1,003,460)	$(826,971)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.07)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	14,291,831	12,975,007

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended September 30,
	2006	2005
Revenues	$899,442	$726,111

Cost of Sales	211,261	252,014

Gross Profit	688,181	474,097

Selling, General and Administrative Expenses	1,287,538	1,277,473

Operating Loss	(599,357)	(803,376)

Other Expense:
Interest (including $117,574 and $55,679 to related parties for 2006 and 2005 periods, respectively)	271,490	169,405
Common stock and warrants issued in association with debt (including $38,500 to related parties for 2006)	689,245	321,075
Amortization of debt discount	321,415	206,903
Amortization of deferred financing costs	103,147	42,627
Total Other Expense	1,385,297	740,010

NET LOSS	$(1,984,654)	$(1,543,386)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.14)	$(0.12)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	14,031,404	12,775,447

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,984,654)	$(1,543,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,337	9,564
Common stock and warrants issued in association with debt	689,245	321,075
Amortization of debt discount	321,415	206,903
Amortization of deferred financing costs	103,147	42,627
Stock-based compensation	48,000	-
Changes in operating assets and liabilities:
Accounts receivable	(138,738)	(24,206)
Inventories	(6,932)	3,653
Prepaid expense and other current assets	(9,427)	(3,558)
Other assets	-	(4,000)
Accounts payable	62,061	(52,698)
Accrued expenses	34,967	139,492
Accrued compensation	68,737	86,737
Interest payable	246,807	168,200
Deferred revenue	15,223	(24,831)
NET CASH USED IN OPERATING ACTIVITIES	(543,812)	(674,428)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(10,366)	(1,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	530,000	693,700
Repayment of notes payable	-	-
Deferred financing costs	(6,306)	(108,265)
NET CASH PROVIDED BY FINANCING ACTIVITIES	523,694	585,435

NET DECREASE IN CASH	(30,484)	(90,177)

CASH, BEGINNING OF PERIOD	66,335	191,974

CASH, END OF PERIOD	$35,851	$101,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$21,758	$668

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Value of Common Stock and Warrants issued related to new debt	$292,517	$333,837

Value of warrants issued to Placement Agent	$20,300	$21,750

Value of common stock issued to Placement Agent for Investor relation services	$54,750	$-

See notes to condensed consolidated financial statements.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the “Company”) develops, markets and licenses monitoring and remote control software and integration products. The Company's products are designed to manage networked infrastructure and hybrid systems, network operation centers (“NOC’s), remote sites and control different types of devices and technologies. The capabilities include a single point of control, “dashboard” style screen, system and platform used to connect, automate and optimize networked operations and remote sites. The Company’s proprietary flagship product is the "Axess" application software. The Company’s hardware products are designed to integrate the Axess platform into varying types of control situations of diverse networks. The Company’s products have application across different industries where there is a need for real time monitoring, remote control and automation. The distribution of the Company’s products is primarily facilitated by third party sales channels and strategic OEM collaborations and partnerships which are supported by the Company’s business development team and direct sales force.

On September 13, 2006 the Company entered into a System Purchase and Maintenance Agreement (the "Agreement") with MediaFLO USA, Inc. ("MediaFLO"), a wholly owned subsidiary of QUALCOMM Incorporated. Under the Agreement, the Company licensed MediaFLO to use its "Axess" software and is supplying hardware interface components that will be incorporated in the national rollout of MediaFLO's wireless transmission sites and its Network Operation Center. The Agreement anticipates that MediaFLO will issue purchase orders periodically to the Company under the Agreement to meet its rollout schedule. As of September 26, 2006, MediaFLO had issued the Company purchase orders under the Agreement totalling $2,015,750. As of the date of this filing, the Company has delivered approximate 65% of the above referenced purchase orders to MediaFLO. The overall Agreement is priced based on 300 sites, but specifies no minimum or maximum number of purchase orders, and is for a term of three years. The Company has commenced delivery of software and related system integration hardware under its first two purchase orders from MediaFLO. The Company will also provide support and maintenance on an annual basis.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern. We have incurred net losses of approximately $11,693,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $5,682,000 at September 30, 2006 and negative cash flows from operations for the six months ended September 30, 2006 and 2005 of approximately $544,000 and $674,000, respectively. In addition, as more fully detailed in Note 6[b], the Company has not been current in the payment of its Federal, State and Local payroll taxes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the six months ended September 30, 2006 and 2005 through the sale of promissory notes, common stock and warrants to purchase shares of common stock (“Units”) resulting in net proceeds to the Company of $530,000 and $693,700, respectively. In addition, as more fully described in Note 8, the Company subsequently raised $75,000 in October 2006 from the sale of additional Units. In addition, operating margins and cash flow from operations have progressively improved in the month of October 2006 and early part of November 2006. This trend is expected to continue into 2007 based on purchase orders in hand and sales’ pipelines. At the time of filing this report the Company has a backlog of unfilled orders that have not been invoiced of approximately $808,000 and accounts receivable of $782,000.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS (continued)

Management Plans

In order to minimize debt and simultaneously maximize growth and expansion of operations, the Company will require capital infusions to fund the Company’s total capital needs. As discussed above, the Company anticipates positive cash flow from operations for the foreseeable future. The Company and its sales channel partners have developed approximately $1,000,000 of purchase orders for delivery between September 2006 and December 2006. Additionally, the Company and its sales channel partners have developed a sales pipeline of qualified opportunities in excess of $2,000,000 that are expected to close between January 2007 and September 2007 which are expected to improve the Company’s future quarterly operating results. The revenue and operating margins from the respective sales pipelines are expected to grow on a quarterly basis as the existing and new sales channel partner relationships develop.

In addition, the Company is seeking to raise capital through a private placement of its equity or long-term debt securities in the 2006 calendar year. In August 2005, the Company entered into a letter of intent with a NASD broker-dealer to act as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Although no funds have been received to date, subject to market conditions and the Company and the placement Agent reaching agreement on pricing, management believes it is possible that at least the minimum offering, which is to be conducted on a best efforts basis, will be made to institutions and accredited investors before the end of the 2006 calendar year, although no assurances can be offered in this regard. In addition, certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above mentioned units.

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

a.
Basis of Consolidation - The consolidated financial statements of the Company include the accounts of our wholly-owned subsidiaries, Statmon-eBI Solutions, LLC, a Nevada limited liability company and STC Software Corp., a Delaware corporation. All inter-company accounts and transactions have been eliminated in consolidation.

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

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $150,000 and $134,000 for the three months ended September 30, 2006 and 2005, respectively. Research and development expenditures were approximately $333,000 and $282,000 for the six months ended September 30, 2006 and 2005, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, and consist of warrants to purchase 9,020,170 and 5,995,647 shares of common stock as of September 30, 2006 and 2005, respectively.

f.
Deferred Financing Costs - Deferred financing costs are costs incurred in connection with debt financings and are amortized over the term of the related debt. If any or all of the related debt is repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the repayment in the consolidated statement of operations.

g.
Revenue Recognition - The Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants ("AICPA") and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Management believes our current revenue recognition policies and practices are consistent with SOP 97-2.

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

As of March 31, 2006, the Company has no unvested options and did not grant any options to employees during the six months ended September 30, 2006. The adoption of SFAS 123R did not effect the Company’s financial position, results of operations or cash flows, but may have a material impact if options are granted in the future.

i.
New Accounting Pronouncements - In July 2006, FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes, or FIN 48, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109 - Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to implement FIN 48 beginning on April 1, 2007. We are evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 15, 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when required to use fair value measures for recognition or disclosure purposes under GAAP. SFAS 157 adopted an “exit price” approach to determining fair value and established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels. Level 1 is the highest priority and is defined as observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 is defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data. Level 3 is the lowest priority and is defined as unobservable inputs such as a company’s own data. Prioritization of inputs, as well as other considerations, determine the level of disclosure required. SFAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS 157 on its financial statements.

3.	NOTES PAYABLE

During the six months ended September 30, 2006, the Company sold Units to investors as follows:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 340,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on July 31, 2006 and will accrue interest at the rate of 15% per annum until the note is repaid.

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

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on August 15, 2006 and has begun to accrue interest at the rate of 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on August 29, 2006 and will accrue interest at the rate of 15% per annum until the note is repaid.

•
(i) $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years.

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 50,000 shares of common stock and (iii) warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on September 15, 2006 and has begun to accrue interest from that date at the rate of 15% per annum until the note is repaid.

•
(i) $125,000 principal amount promissory notes bearing interest at 10% per annum and due November 30, 2006, (ii) 75,000 shares of common stock and (iii) warrants to purchase 75,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	NOTES PAYABLE (continued)

In total, at September 30, 2006, $3,358,700 principal amount of the $3,696,700 principal amount of outstanding loans and promissory notes are in default and $995,855 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes as of September 30, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2006 is $177,904.

We have secured the obligation to two noteholders in second position behind the Senior Notes for a total of $1,480,000. Additionally, the Company has secured the obligation to one noteholder in third position behind the Senior Notes for a total of $250,000. These notes are collectively referred to as the Senior Subordinated Notes.

During the six months ended September 30, 2006, the Company granted three-year warrants to purchase 678,600 shares of common stock at $1.00 per share, three-year warrants to purchase 150,187 shares of common stock at $1.50 per share, five-year warrants to purchase 168,000 shares of common stock at $1.00 per share and five-year warrants to purchase 249,135 shares of common stock at $1.50 per share, according to the penalty provisions of the various loan agreements for notes in default.

Subsequently, in October of 2006, the Company agreed to a note extension for a $110,000 note that expired on August 8, 2006. The Company has agreed to extend the term of the note to the earlier of February 8, 2007 or the completion of a financing transaction that results in gross proceeds of at least $500,000 to the Company. The Company will issue 100,000 shares of restricted common stock as a fee for the holder to extend the term of the note.

4.	EQUITY TRANSACTIONS

[a] Common Stock

During the three months ended June 30, 2006, the Company issued 75,000 shares of Common Stock valued at $34,750 associated with the secured Senior Notes that are in default, 133,635 shares of Common Stock valued at $63,918 associated with the secured Senior Subordinated Notes that are in default and 8,000 shares of Common Stock valued at $3,840 associated with an unsecured note that is in default. Additionally, the Company issued 340,000 shares of Common Stock valued at $79,958 associated with new debt during the same period.

During the three months ended September 30, 2006, the Company issued 75,000 shares of Common Stock valued at $51,000 associated with the secured Senior Notes that are in default, 13,635 shares of Common Stock valued at $9,272 associated with the secured Senior Subordinated Notes that are in default and 75,000 shares of Common Stock valued at $54,750 as compensation to a consultant for investor relation services. Additionally, the Company issued 195,000 shares of Common Stock valued at $54,750 associated with new debt during the same period.

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

During the three months ended September 30, 2006, the Company granted 982,449 warrants to note holders, of which 195,000 warrants were valued at $38,296 related to new debt in the period, 669,949 warrants were valued at $342,293 related to notes in default, 17,500 warrants valued at $10,225 as commission to placement agents for placing $175,000 of new debt during the period and 100,000 warrants valued at $48,000 to an employee as compensation.  The weighted average exercise price of the warrants granted during the period was $1.16. The vesting period on these warrants is immediate and the exercise period is for three to five years from the date of the respective issuance.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

On July 19, 2006, the Company formalized a loan of $50,000 from Mr. Kevin Harris, the Chief Operating Officer (“COO”) of the Company, bearing no interest and due 180 days. This loan formalized monies owed to Mr. Harris for reimbursement of expenses incurred during April and May of 2006. As consideration for the loan, the Company granted Mr. Harris 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The loan was repaid in full on October 16, 2006.

6.	COMMITMENTS AND CONTINGENCIES

[a] Legal Proceedings - On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a one-third contingency basis of the net benefit to the Company. The Company will advance and pay the Court filing and third party costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants. On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously, in this regard a defense to the cross-complaint is being furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter unless a settlement is reached. The parties are now attempting to work out a global settlement which will resolve all of the litigation.

[b]
Other - At September 30, 2006, the Company has accrued approximately $234,000 of past due payroll taxes payable. During the previous fiscal year, the Company received two notices from the federal tax authority related to the accrued amount due totaling approximately $114,000 and on July 6, 2006, the Company paid such amount. The Company has yet to file certain delinquent Federal, State and Local compensation related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. Management of the Company has indicated that such delinquent filings are expected to be completed no later than the end of the Company’s third fiscal quarter.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

During the three months ended September 30, 2006, two customers comprised 64% and 21% of the Company’s sales. The accounts receivable balances for these customers at September 30, 2006 were $133,017 and $136,385, respectively. During the three months ended September 30, 2005, two customers comprised 26% and 18% of the Company’s sales.

During the six months ended September 30, 2006, three customers comprised 46%, 15% and 14% of the Company’s sales. The accounts receivable balances for these customers at September 30, 2006 were $133,017, $136,385 and $0, respectively. During the six months ended September 30, 2005, four customers comprised 22%, 16%, 11% and 11% of the Company’s sales, respectively.

[b]	Foreign Revenue

The Company generated approximately $133,000 and $55,000 of revenue from the sale of its product and services to foreign customers during the six months ended September 30, 2006 and 2005, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

8.	SUBSEQUENT EVENTS

During October, 2006, the Company issued $75,000 of promissory notes bearing interest at 10% per annum and due November 30, 2006 and 45,000 shares of common stock related to these notes and warrants to purchase 45,000 shares of Common Stock exercisable at a price of $1.00 per share for a term of five years.

On October 31, 2006, the Company granted warrants to purchase 29,545 shares of common stock to two secured note holders per the penalty provisions of their respective notes in default.

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

Recent Developments for the Company

Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a proprietary software development and integration technology products solution provider. The Company’s proprietary flagship software application "Axess" and supporting integration products are used by major corporate, institutional and government customers to optimize, manage and control their network operations centers (“NOC’s”), remote sites, satellite ground stations, facilities and devices. Architecturally designed as a “manager of managers” platform, wide scale network operations down to individual devices, regardless of the equipment brand or technology, can be monitored and controlled in real time from a single point of control “dashboard” style screen and system wide proactive alarm system. The Company’s products have application in a wide variety of situations where a need exists for system wide management, alarmed monitoring, remote control and automation, all in real time. The Company’s products help to facilitate the meaningful reduction of operational costs, the aggregation of data and compliance reporting, all at low cost.

Our significant clients include: Qualcomm Incorporated - MediaFLO USA, Inc., General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Home Shopping Network, Belo Corp. Television, Tribune Company Television and Univision Communications Television and Radio Network. Harris Broadcast is a Non Exclusive Reseller of our products in the worldwide radio and television markets. A formal Non-Exclusive Reseller Agreement between Harris Broadcast and Statmon was executed and became effective on May 26, 2006 and expires on May 25, 2009. On November 3, 2005, we entered into a formal OEM distribution agreement with the Singapore based Pixelmetrix Corporation Pte Ltd. (”Pixelmetrix”), a leading digital test and measurement technology company focused on the broadcast and telecommunications industries. The Company’s Axess application empowers the Pixelmetrix branded “Consolidator Plus” management and test measurement solution for digital television. The first Consolidator Plus installations using Axess are currently taking place with a major government owned European television network. On November 1, 2005, the Company entered into an OEM agreement with Sound Broadcast Services, the United Kingdom based manufacturer of the Eddystone brand of digital and analog radio transmitters (“SBS”). The first Eddystone/Axess installations have been installed in Singapore and Kuwait. The digital radio transmitter market continues to gain traction around the world as radio broadcasters move to compete with competitive satellite content providers. On March 17, 2006, the Company entered into an OEM agreement with Burst Communications, Inc., a US-based supplier of integration and installation services to the broadcast and wireless telecommunications market.

The relationship between Statmon and US Energy Systems focuses on the telecommunications, DC Power/stored energy and infrastructure markets and continues to build a solid foundation although we are behind schedule primarily due to our lack of adequate resources and working capital, which has protracted the development of certain opportunities in the US Energy sales channel.

On September 13, 2006 the Company entered into a System Purchase and Maintenance Agreement (the "Agreement") with MediaFLO USA, Inc. ("MediaFLO"), a wholly owned subsidiary of QUALCOMM Incorporated. Under the Agreement, the Company licensed MediaFLO to use its "Axess" software and is supplying hardware interface components that will be incorporated in the national rollout of MediaFLO's wireless transmission sites and its Network Operation Center. The Agreement anticipates that MediaFLO will issue purchase orders periodically to the Company under the Agreement to meet its rollout schedule. As of September 26, 2006, MediaFLO had issued the Company purchase orders under the Agreement totalling $2,015,750. As of the date of this filing, the Company has delivered approximate 65% of the above referenced purchase orders to MediaFLO. The overall Agreement is priced based on 300 sites, but specifies no minimum or maximum number of purchase orders, and is for a term of three years. The Company has commenced delivery of software and related system integration hardware under its first two purchase orders from MediaFLO. The Company will also provide support and maintenance on an annual basis.

We believe, given adequate financing, that we are well positioned to expand beyond our traditional broadcast industry activities into the identified new vertical markets, including Telco wireless multicasting and mobile TV, military and federal agencies including homeland security, power and energy management, telecommunications, embedded and wireless remote site networking, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. We believe that the architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device convergence, network operations, automation and powerful remote control and monitoring capabilities in real time. The ongoing process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions continues and will increase when we have additional working capital.

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

For the Quarter Ended September 30, 2006 and 2005

Results From Operations

Revenues - Revenues were $646,709 and $310,983 for the three months ended September 30, 2006 and 2005, respectively.  Revenues consisted of entirely product revenues for the three months ended September 30, 2006. Revenues consisted of $144,983 of product revenues and $166,000 of integration services revenues for the three months ended September 30, 2005.  The increase in product revenues of approximately $500,000 is due to the increase of our direct sales activities to third-party customers, our penetration into the mobile television vertical market and our expanded reseller/OEM arrangements, which began in the first part of 2005 as a result of the weak broadcast sales from our broadcast industry partner, Harris Broadcast, who have subsequently realigned with the Company as a non-exclusive reseller, agreement with Harris Broadcast dated May 26, 2006. Harris Broadcast indicates that it remains highly committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to increased levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The decrease of approximately $166,000 in integration services revenues is the result of the Company’s re-focused efforts to expand its core software business and the temporary suspension of its integration services activities as of September 30, 2005.

Cost of Sales - Cost of sales were $144,111 and $122,703 for the three months ended September 30, 2006 and 2005, respectively. Cost of sales of $144,111 related to product revenues for the three months ended September 30, 2006. Cost of sales consisted of $49,663 related to product revenues and $73,040 related to integration services revenues for the three months ended September 30, 2005.  Overall gross profit percentage increased to 78% in the three months ended September 30, 2006 compared to 61% in the comparable prior year period. The increase in overall gross profit percentage is attributable to a decrease in integration services revenues and an increase in product sales of software only solutions during the period. The shift in the overall mix of revenues and an increase in the sales of software products have caused an overall increase in the gross profit percentage of approximately 17% from the prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $693,976 and $632,318 for the three months ended September 30, 2006 and 2005, respectively, an increase of approximately $62,000.  The increase in selling, general and administrative expenses is principally attributed to a decrease of approximately $93,000 related to integration services and a decrease of approximately $15,000 related to tradeshows attended in the period offset by an increase in professional fees billed in the period of $35,000, an increase in personnel related expenses of approximately $32,000, an increase in outside consulting charges of $55,000 and a one-time charge of $48,000 associated with warrants granted to an employee.

Other Expense - Other Expense was $812,082 and $382,933 for the three months ended September 30, 2006 and 2005, respectively. The increase of approximately $429,000 can be attributed to an increase in the amortization of debt discount of approximately $54,000 due to an increase in the relative amount of new shorter-term debt during the most recent period and prior period, an increase in common stock and warrants issued in association with debt of approximately $308,000 related to the issuance of penalty warrants and penalty shares associated with an increased number of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $3,000 related to such new debt and an increase in interest expense of approximately $64,000 related to increased outstanding debt and the default rate of interest on the debt.

Net Loss - As a result of the above, for the three months ended September 30, 2006, the Company recorded a net loss of $1,003,460, compared to a net loss of $826,971 for the same period the previous year.

For the Six Months Ended September 30, 2006 and 2005

Results From Operations

Revenues - Revenues were $899,442 and $726,111 for the six months ended September 30, 2006 and 2005, respectively.  Revenues consisted of entirely product revenues for the six months ended September 30, 2006. Revenues consisted of $335,674 of product revenues and $390,437 of integration services revenues for the six months ended September 30, 2005.  The increase in product revenues of approximately $564,000 is due to the increase of our direct sales activities to third-party customers, our penetration into the mobile television vertical market and our expanded reseller/OEM arrangements, which began in the first part of 2005 as a result of the weak broadcast sales from our broadcast industry partner, Harris Broadcast, who have subsequently realigned with the Company as a non-exclusive reseller, agreement with Harris Broadcast dated May 26, 2006. Harris Broadcast indicates that it remains highly committed to the long-term success of the Statmon-owned Axess software application and suite of hardware integration products. While the Company continues to have confidence in the future of this relationship, it is positioning itself to return to increased levels of revenue in the broadcast industry independent of the Harris Broadcast relationship. The decrease of approximately $390,000 in integration services revenues is the result of the Company’s re-focused efforts to expand its core software business and the temporary suspension of its integration services activities as of September 30, 2005.

Cost of Sales - Cost of sales were $211,261 and $252,014 for the six months ended September 30, 2006 and 2005, respectively. Cost of sales was entirely related to product revenues for the six months ended September 30, 2006. Cost of sales consisted of $80,222 related to product revenues and $171,792 related to integration services revenues for the six months ended September 30, 2005.  Overall gross profit percentage increased to 77% in the six months ended September 30, 2006 compared to 65% in the comparable prior year period. The increase in overall gross profit percentage is attributable to a decrease in integration services revenues and an increase in product sales of software only solutions during the period. The shift in the overall mix of revenues and an increase in the sales of software products have caused an overall increase in the gross profit percentage of approximately 12% from the prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,287,538 and $1,277,473 for the six months ended September 30, 2006 and 2005, respectively, an increase of approximately $10,000.  The increase in selling, general and administrative expenses is principally attributed to a decrease of approximately $218,000 related to integration services offset by an increase of approximately $15,000 related to overall marketing costs, an increase in professional fees billed in the period of approximately $42,000, an increase in personnel related expenses of approximately $63,000, an increase in outside consulting charges of $60,000 and a one-time charge of $48,000 associated with warrants granted to an employee.

Other Expense - Other Expense was $1,385,297 and $740,010 for the six months ended September 30, 2006 and 2005, respectively. The increase of approximately $645,000 can be attributed to an increase in the amortization of debt discount of approximately $115,000 due to an increase in the relative amount of new shorter-term debt during the most recent period and prior period, an increase in common stock and warrants issued in association with debt of approximately $368,000 related to the issuance of penalty warrants and penalty shares associated with an increased number of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $60,000 related to such new debt and an increase in interest expense of approximately $102,000 related to increased outstanding debt and the default rate of interest on the debt.

Net Loss - As a result of the above, for the six months ended September 30, 2006, the Company recorded a net loss of $1,984,654, compared to a net loss of $1,543,386 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the six months ended September 30, 2006, the Company issued Units to investors which consisted of:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 340,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on July 31, 2006 and will accrue interest at the rate of 15% per annum until the note is repaid.

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

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on August 15, 2006 and will accrue interest at the rate of 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on August 29, 2006 and will accrue interest at the rate of 15% per annum until the note is repaid.

•
(i) $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years.

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 50,000 shares of common stock and (iii) warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on September 15, 2006 and has begun to accrue interest from that date at the rate of 15% per annum until the note is repaid.

•
(i) $125,000 principal amount promissory notes bearing interest at 10% per annum and due November 30, 2006, (ii) 75,000 shares of common stock and (iii) warrants to purchase 75,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

The Company continues to be in default on $250,000 of Senior Notes during the six months ended September 30, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2006 is $177,904. Additionally, the Company issued 4,545 shares of Common Stock per month related to a $100,000 Senior Subordinated Note per the default provisions of the promissory note.

According to the penalty provisions of the loan agreements, the Company granted three-year warrants to purchase 678,600 shares of common stock at $1.00 per share, three-year warrants to purchase 150,187 shares of common stock at $1.50 per share, five-year warrants to purchase 168,000 shares of common stock at $1.00 per share and five-year warrants to purchase 249,135 shares of common stock at $1.50 per share during the six months ended September 30, 2006 associated with both secured and unsecured notes in default.

Net cash used in operating activities was $543,812 and $674,428 for the six months ended September 30, 2006 and 2005, respectively.  The use of cash in 2006 is the result of a net loss of approximately $1,985,000, partially offset by non-cash charges of approximately $1,168,000 and a net change in operating assets and liabilities of approximately $223,000. The cash used in operating activities in 2005 is the result of a net loss of approximately $1,543,000, partially offset by non-cash charges of approximately $580,000 and a net change in operating assets and liabilities of approximately $289,000.

Cash used in investing activities was $10,366 and $1,184 for the six months ended September 30, 2006 and 2005, respectively.

Cash provided by financing activities was $523,694 and $585,435 for the six months ended September 30, 2006 and 2005, respectively. Net borrowings in the six months ended September 30, 2006 were $530,000 as compared to $693,700 for the same period last year. These borrowings were offset by an increase in financing costs incurred in the current period of $6,306. The decrease in borrowings can be directly attributed to an increase in cash flow from operations related to internal sales efforts and expansion into new vertical markets.

During October 2006, the Company issued $75,000 of promissory notes bearing interest at 10% per annum and due November 30, 2006, 45,000 shares of common stock and five-year warrants to purchase 45,000 shares of common stock at $1.00 per share related to these notes.

As of September 30, 2006, the Company had a working capital deficiency of approximately $5,682,000, including notes payable and accrued interest totaling approximately $4,639,000, net of applicable debt discount of approximately $53,000. The Company has no long-term debt.

At September 30, 2006, the Company has accrued approximately $234,000 of past due payroll taxes payable. During the previous fiscal year, the Company received two notices from the federal tax authority related to the accrued amount due totaling approximately $114,000 and on July 6, 2006, the Company paid such amount. The Company has yet to file certain delinquent Federal, State and Local compensation related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. Management of the Company has indicated that such delinquent filings are expected to be completed no later than the end of the Company’s third fiscal quarter.

In order to minimize debt and simultaneously maximize growth and expansion of operations the Company will require capital infusions to fund the Company’s total capital needs. The Company anticipates positive cash flow from operations for the foreseeable future. The Company and its sales channel partners have developed in excess of $2,000,000 of purchase orders for delivery between September 2006 and December 2006, plus sales pipelines of qualified opportunities in excess of $2,000,000 that are expected to close between January 2007 and September 2007 which are expected to improve the Company’s future quarterly operating results. The revenue and operating margins from the respective sales pipelines are expected to grow on a quarterly basis as the existing and new sales channel partner relationships develop. In addition, the Company is seeking to raise capital through a private placement of its equity or long-term debt securities in the 2006 calendar year. In August 2005, the Company entered into a letter of intent with a NASD broker-dealer to act as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management believes it is possible that at least the minimum offering, which is being conducted on a best efforts basis, will be made to institutions and accredited investors before the end of the 2006 calendar year, although no assurances can be offered in this regards. Certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above-mentioned units. The Company intends to use the proceeds of this or any other offering to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

The Company has incurred net losses of approximately $11,693,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $5,682,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent auditors, included with its annual report on Form 10-KSB for the year ended March 31, 2006, that includes an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that the Company will be able to raise the capital we require in this time frame or at all or that we will be able to raise the capital in terms acceptable to us. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

In addition, operating margins and cash flow from operations have progressively improved in the months of October 2006 and November 2006. This trend is expected to continue into 2007 based on purchase orders in hand and sales’ pipelines. At the time of filing this report the Company has purchase order backlog of unfilled orders that have not been invoiced of approximately $808,000 and accounts receivable of $782,000.

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

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a 1/3 contingency basis of the net benefit to the Company. The Company will advance and pay the Court filing and third party costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants. On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously, in this regard a defense to the cross-complaint is being furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter unless a settlement is reached. The parties are now attempting to work out a global settlement which will resolve all of the litigation.

ITEM 2.	Changes in Securities and Use of Proceeds

Between July 1 and September 30, 2006, the Company sold Units to investors as follows:

• (i) $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years.
• (i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 50,000 shares of common stock and (iii) warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matured on September 15, 2006 and has begun to accrue interest from that date at the rate of 15% per annum until the note is repaid.
• (i) $125,000 principal amount promissory notes bearing interest at 10% per annum and due November 30, 2006, (ii) 75,000 shares of common stock and (iii) warrants to purchase 75,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

ITEM 3.	Defaults Upon Senior Securities

The Company continued to be in default on $250,000 of Senior Notes during the three months ended September 30, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2006 is $177,904.

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
•  A $100,000 promissory note issued on June 1, 2006 due July 31, 2006 and accruing 15% penalty interest per annum since default. Due out of first monies at the closing of a substantial liquidity event;
•  A $100,000 promissory note issued on June 16, 2006 due August 15, 2006 and accruing 15% penalty interest per annum since default. Due out of first monies at the closing of a substantial liquidity event;
•  A $100,000 promissory note issued on June 30, 2006 due August 29, 2006 and accruing 15% penalty interest per annum since default. Due out of first monies at the closing of a substantial liquidity event;
•  A $50,000 promissory note issued on July 17, 2006 due September 15, 2006 and accruing 15% penalty interest per annum since default. Due out of first monies at the closing of a substantial liquidity event;
•  A $100,000 promissory note issued on September 1, 2005 and accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since October 1, 2006;
•  A $75,000 promissory note issued in July 2005 and accruing 15% penalty interest per annum and earning 7,500 penalty warrants per month since August 14, 2006;

The accrued interest on these Notes in default at September 30, 2006 is $783,828.

In total, at September 30, 2006, $3,358,700 principal amount of the $3,696,700 principal amount of promissory notes are in default and $995,855 of interest had accrued on all outstanding notes as of such date.

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

Date: November 14, 2006	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.