Form 10QSB
period 2006-12-31
STATMON TECHNOLOGIES CORP
filed 2007-02-14
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2006

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-09751

STATMON TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0242652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 North Maple Drive, Suite 120, Beverly Hills, CA 90210
(Address of principal executive offices)

(310) 288-4580
(Issuer’s telephone numer)

Former name, former address and former fiscal year, if changed since last report:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 9, 2007
Common Stock, $.01 par value	14,886,932

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO  ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
December 31, 2006

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(UNAUDITED)

ASSETS
Current Assets:
Cash	$477,543
Accounts receivable	444,747
Inventories	42,497
Prepaid expense and other current assets	65,764
Total Current Assets	1,030,551

Property and Equipment, net	18,617

Deferred Financing Costs	239,459
Other Assets	13,465
Total Assets	$1,302,092

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,352,700 due to related parties), net of debt
discount of $5,005	$3,281,695
Accounts payable	495,456
Accrued expenses	432,629
Accrued compensation	445,149
Interest payable (including $461,785 due to related parties)	1,107,676
Deferred revenue	167,391
Total Liabilities	5,929,996

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized,
14,857,387 issued and outstanding	148,574
Additional paid-in capital	6,789,840
Accumulated deficit	(11,566,318)
Total Stockholders' Deficiency	(4,627,904)
Total Liabilities and Stockholders' Deficiency	$1,302,092

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,
	2006	2005

Revenues	$2,260,860	$289,223

Cost of Revenues	489,205	43,243

Gross Profit	1,771,655	245,980

Selling, General and Administrative Expenses	796,400	485,543

Operating Income/(Loss)	975,255	(239,563)

Other Expense:
Interest (including $61,596 and $40,025 to related parties for
2006 and 2005 periods, respectively)	134,372	100,256
Common stock and warrants issued in association with
debt (including $262,351 and $49,502 to related parties
for 2006 and 2005 periods, respectively)	504,029	162,909
Amortization of debt discount	73,217	172,139
Amortization of deferred financing costs	137,392	35,959
Total Other Expense	849,010	471,263

NET INCOME/(LOSS)	$126,245	$(710,826)

NET INCOME/(LOSS) PER COMMON SHARE - Basic and Diluted	$0.01	$(0.05)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	14,674,868	13,271,625

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2006	2005

Revenues	$3,160,302	$1,015,334

Cost of Revenues	700,466	295,257

Gross Profit	2,459,836	720,077

Selling, General and Administrative Expenses	2,083,938	1,763,016

Operating Income/(Loss)	375,898	(1,042,939)

Other Expense:
Interest (including $179,169 and $80,513 to related parties for
2006 and 2005 periods, respectively)	405,862	269,661
Common stock and warrants issued in association with
debt (including $654,404 and $294,925 to related parties for 2006)
for 2006 and 2005 periods, respectively)	1,193,274	483,984
Amortization of debt discount	394,632	379,042
Amortization of deferred financing costs	240,539	78,586
Total Other Expense	2,234,307	1,211,273

NET LOSS	$(1,858,409)	$(2,254,212)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.13)	$(0.17)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	14,246,672	12,941,441

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,858,409)	$(2,254,212)
Adjustments to reconcile net loss to net cash provided by/
(used in) operating activities:
Depreciation and amortization	8,582	13,363
Common stock and warrants issued in association with debt	1,241,274	483,984
Amortization of debt discount	394,632	379,042
Amortization of deferred financing costs	240,539	78,586
Changes in operating assets and liabilities:
Accounts receivable	(262,309)	32,617
Inventories	2,892	2,277
Prepaid expense and other current assets	(41,181)	(42,593)
Other assets	(3,000)	(3,150)
Accounts payable	40,913	(84,249)
Accrued expenses	(20,263)	159,936
Accrued compensation	110,189	131,742
Interest payable	380,628	267,588
Deferred revenue	104,436	10,320
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	338,923	(824,749)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(11,909)	(1,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	605,000	768,700
Repayment of notes payable	(507,000)	(50,000)
Deferred financing costs	(13,806)	(79,248)
NET CASH PROVIDED BY FINANCING ACTIVITIES	84,194	639,452

NET INCREASE/(DECREASE) IN CASH	411,208	(186,481)

CASH, BEGINNING OF PERIOD	66,335	191,974

CASH, END OF PERIOD	$477,543	$5,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$25,078	$2,072
Income Taxes	$-	$917

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Value of Common Stock and Warrants issued related to new debt	$295,647	$364,443

Value of warrants issued to Placement Agent	$20,300	$21,750

Value of common stock issued to Placement Agent for Investor
relation services	$54,750	$-

Placement Agent commissions accrued and not yet paid	$50,000	$75,000

Value of Common Stock and Warrants related to extension of
notes payable	$261,400	$-

Accrued interest reclassified as notes payable	$22,000	$-

See notes to condensed consolidated financial statements.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the “Company” or “we”) develops, markets and licenses software and remote site infrastructure management products. Our proprietary products control all different types of devices and technologies from network operation centers (“NOC’s”) to remote facilities, with access from any network or internet connection. The capabilities include a single point of control, “dashboard” style screen, system and platform used to connect, automate and optimize networked operations and remote sites. The Company’s proprietary flagship software application product is called "Axess". Our hardware products are designed to integrate the Axess platform into varying types of device control situations for infrastructure and diverse networks. Our products have application across different industries where there is a need for real time automation, remote control and monitoring. The distribution of our products is primarily facilitated by third party sales channels and strategic OEM collaborations and partnerships which are supported by our business development team and direct sales force.

On September 13, 2006 we entered into a System Purchase and Maintenance Agreement (the "Agreement") with MediaFLO USA, Inc. ("MediaFLO"), a wholly owned subsidiary of Qualcomm Incorporated. Pursuant to Agreement we are licensing our "Axess" software and supplying hardware interface components for the national rollout of 300+ high-powered wireless transmission sites and MediaFLO’s San Diego Network Operation Center. Pursuant to Agreement Qualcomm and/or MediaFLO issue purchase orders periodically to the Company. As of January 31, 2007, Qualcomm and/or MediaFLO had issued us purchase orders totaling $2,492,578. As of December 31, 2006, we have recorded $2,436,533 of the $2,492,578 of purchase orders as revenue. The MediaFLO agreement specifies no minimum or maximum number of purchase orders, and is for a term of three years. We also provide support and maintenance to MediaFLO renewable on an annual basis.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $11,566,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $4,899,000 at December 31, 2006. In addition, as more fully detailed in Note 6[b], the Company has not been current in the payment of its Federal, State and Local payroll taxes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plans

The Company had positive cash flow from operations during the nine months ended December 31, 2006 in addition to net proceeds to the Company of $98,000 from the sale of promissory notes, common stock and warrants to purchase shares of common stock (“Units”). This trend is expected to continue into 2007 based on purchase orders in hand and qualified sales’ pipelines. At the filing of this report, the Company has a backlog of unfilled orders that have not been invoiced of approximately $320,000 and accounts receivable of approximately $225,000.

In order to reduce debt and simultaneously maximize growth and expansion of operations, we will require capital infusions to fund our total capital needs. The Company anticipates positive cash flow from operations for the foreseeable future. We and our sales channel partners have developed a sales pipeline of qualified opportunities in excess of $4,000,000. The revenue and operating margins from the respective sales pipelines are expected to grow on a quarterly basis in 2007 as the existing and new sales channel partner relationships develop.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS (continued)

In addition, we are seeking to raise capital through a private placement of equity or long-term debt securities early in the first half of the 2007 calendar year. In August 2005, we entered into a letter of intent with a NASD broker-dealer to act as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Although no funds have been received to date, the Company continues to negotiate the terms of such potential offering. In addition, certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above-mentioned units, subject to completion of the minimum offering.

There can be no assurances that we will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending our notes payable. If we are not successful, we would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of our common stock. At this time, management cannot assess the likelihood of achieving these objectives. If we are unable to achieve these objectives, we may be forced to cease our business operations, sell our assets and/or seek further protection under applicable bankruptcy laws.

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

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $206,000 and $133,000 for the three months ended December 31, 2006 and 2005, respectively. Research and development expenditures were approximately $538,000 and $415,000 for the nine months ended December 31, 2006 and 2005, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of warrants to purchase 9,035,640 and 6,585,180 shares of common stock as of December 31, 2006 and 2005, respectively.

f.
Deferred Financing Costs - Deferred financing costs are costs incurred in connection with debt financings and are amortized over the term of the related debt. If any or all of the related debt is repaid prior to its maturity date, a pro-rata share of the related deferred financing costs is written off and recorded as amortization expense in the period of the repayment in the consolidated statement of operations.

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

The Company is using the modified prospective method. The impact of SFAS 123R required the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements.

As of March 31, 2006, the Company had no unvested options and did not grant any options to employees during the nine months ended December 31, 2006. The adoption of SFAS 123R did not affect the Company’s financial position, results of operations or cash flows, but may have a material impact if options are granted in the future.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We are currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on our consolidated financial statements.

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

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

3. NOTES PAYABLE

During the nine months ended December 31, 2006, the Company sold Units to investors as follows:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matures on May 9, 2007 and will accrue interest at an increased rate of 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 340,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid on November 16, 2006.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,000 shares of common stock and (iii) warrants to purchase 10,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years. This note matured on December 3, 2006 and will accrue interest at 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid partially on November 16, 2006 and completely on December 14, 2006.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid partially on December 14, 2006 and completely on January 11, 2007.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. NOTES PAYABLE (continued)

•
(i)  $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years. This note matured on January 3, 2007 and will accrue interest at 15% per annum until the note is repaid.

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 50,000 shares of common stock and (iii) warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid on January 11, 2007.

•
(i) $200,000 principal amount promissory notes bearing interest at 10% per annum and due November 30, 2006, (ii) 120,000 shares of common stock and (iii) warrants to purchase 120,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. These notes were extended per the original terms on December 21, 2006 and will mature on November 30, 2007. Per the terms of the extension, the Company has granted an additional 120,000 shares of common stock and warrants to purchase 120,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

In total, at December 31, 2006, $3,093,700 principal amount of the $3,286,700 principal amount of outstanding loans and promissory notes are in default and $1,107,676 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes as of December 31, 2006 which are included in notes payable. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2006 is $187,356.
The Company has committed to secure the obligation to two noteholders in second position behind the Senior Notes for a remaining total of $980,000 as of December 31, 2006. In addition to the $500,000 repaid during the three months ended December 31, 2006, an additional $90,000 of this balance was repaid on January 11, 2007. Additionally, the Company has committed to secure the obligation to one noteholder in third position behind the Senior Notes for a total of $250,000. These notes are collectively referred to as the Senior Subordinated Notes.

During the nine months ended December 31, 2006, the Company granted three-year warrants to purchase 1,017,900 shares of common stock at $1.00 per share, three-year warrants to purchase 243,114 shares of common stock at $1.50 per share, five-year warrants to purchase 252,000 shares of common stock at $1.00 per share and five-year warrants to purchase 457,770 shares of common stock at $1.50 per share, according to the penalty provisions of the various loan agreements for notes in default.

In October 2006, the Company agreed to an extension for a $110,000 note that expired on August 8, 2006 to the earlier of February 8, 2007 or the completion of a financing transaction that results in gross proceeds of at least $500,000 to the Company. The Company has issued 100,000 shares of restricted common stock valued at $73,000 as a fee for the holder to extend the term of the note and has converted $22,000 of interest into principal for a new principal note balance of $132,000 as of August 9, 2006. The Company recorded this charge as deferred financing costs and is amortizing over the life of the extension.

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

During the three months ended December 31, 2006, the Company issued 75,000 shares of Common Stock valued at $57,500 associated with the secured Senior Notes that are in default, 13,635 shares of Common Stock valued at $10,454 associated with the secured Senior Subordinated Notes that are in default, 100,000 shares of Common Stock valued at $73,000 related to a note extension to February 8, 2007 and 120,000 shares of common stock valued at $105,600 to extend a group of notes to November 30, 2007. Additionally, the Company issued 45,000 shares of Common Stock valued at $31,650 associated with new debt during the same period.

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

During the three months ended December 31, 2006, the Company granted 889,862 warrants to note holders, of which 45,000 warrants were valued at $24,150 related to new debt in the period, 724,862 warrants were valued at $436,076 related to notes in default and 120,000 warrants valued at $82,800 related to a group of notes that have had their maturity dates extended to November 30, 2007.  The weighted average exercise price of the warrants granted during the period was $1.17. The vesting period on these warrants is immediate and the exercise period is for three to five years from the date of the respective issuance.

During the nine months ended December 31, 2006, a total of 1,077,442 warrants to purchase common stock expired.

5. RELATED PARTY TRANSACTIONS

On July 19, 2006, the Company documented a loan of $50,000 from Kevin Harris, the Chief Operating Officer (“COO”) of the Company, in the form of a note bearing no interest and due 180 days. This note represents the funds advanced by Mr. Harris primarily for the 2006 National Association of Broadcasters tradeshow and for reimbursement of other expenses. As consideration for the loan, the Company granted Mr. Harris 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The loan was repaid in full on October 16, 2006.

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. COMMITMENTS AND CONTINGENCIES

[a]   Legal Proceedings - On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a one-third contingency basis of the net benefit to the Company. The Company will advance and pay the Court filing and third party costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants. On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously, in this regard a defense to the cross-complaint is being furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter unless a settlement is reached. Settlement efforts have proceeded to the point where the parties are working on settlement documentation and overall resolution of the litigation is expected in the near future, although no assurances can be offered in this regard.

[b]   Other - At December 31, 2006, the Company has accrued approximately $223,000 of past due payroll taxes payable. During the previous fiscal year, the Company received two notices from the federal tax authority related to the accrued amount due totaling approximately $114,000 and on July 6, 2006, the Company paid such amount. The Company has yet to file certain delinquent Federal, State and Local compensation-related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. Management of the Company has indicated that it anticipates such delinquent filings will be filed and related past due payroll taxes will be paid out of available cash flows from operations or upon completion of the Company's potential financing. (See Note 1)

Statmon Technologies Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]   Major Customers

During the three months ended December 31, 2006, one customer comprised 89% of the Company’s sales. The accounts receivable balance for this customer at December 31, 2006 was $119,723. During the three months ended December 31, 2005, three customers comprised 23%, 12% and 11% of the Company’s sales.

During the nine months ended December 31, 2006, one customer comprised 77% of the Company’s sales. The accounts receivable balances for this customer at December 31, 2006 was $119,723. During the nine months ended December 31, 2005, three customers comprised 17%, 15% and 11% of the Company’s sales.

[b]	Foreign Revenue

The Company generated approximately $183,000 and $162,000 of revenue from the sale of its products and services to foreign customers during the nine months ended December 31, 2006 and 2005, respectively. The Company generated approximately $50,000 and $103,000 of revenue from the sale of its products and services to foreign customers during the three months ended December 31, 2006 and 2005, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

8.	SUBSEQUENT EVENTS

On January 11, 2007, the Company repaid $90,000 principal balance amount related to the short-term portion of the Senior Subordinated Notes in default.

The Company entered into a triple net office lease agreement for approximately 10,000 square feet of office space beginning February 1, 2007 for a term of 66 months located at 3000 Lakeside Drive, Suite 300S, Bannockburn, Illinois 60015. Pursuant to the lease agreement, the Company put up a $200,000 security deposit on January 23, 2007, which is reducible to $100,000 after 12 months and approximately $25,000 after 24 months. The security deposit is designed to cover six months rent abatement, $150,000 in tenant improvement expenditures to be paid for by the landlord and the overall performance of the lease. As part of its move to the Chicago area, the Company plans to vacate its current office space in Beverly Hills, CA no later than April 1, 2007 and is currently seeking a sub-tenant for the remaining term of the lease.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) our need for additional capital and the uncertainty of obtaining it; (v) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vi) our failure to timely make certain regulatory filings; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price which is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxv) control by certain stockholders; and (xxvi) our increasing dependence on a single customer. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

Statmon Technologies Corp. (“Statmon”, the “Company” or “we”) is a proprietary software development and integration technology products solution provider. Our proprietary flagship software application "Axess" and supporting integration products are used by major corporate, institutional and government customers to optimize, manage and control their network operations centers (“NOC’s”), infrastructure for remote sites, satellite ground stations, facilities and devices. Architecturally designed as a “manager of managers” platform, wide scale network operations down to individual devices, regardless of the equipment brand or technology, can be monitored and controlled in real time from a single point of control “dashboard” style screen and system wide proactive alarm system. Our products have application in a wide variety of situations where a need exists for system wide infrastructure management, alarmed monitoring, remote control and automation, all in real time. Our products help to facilitate the meaningful reduction of operational costs, the aggregation of data and compliance reporting, all at low cost.

Our significant clients include: Qualcomm Incorporated - MediaFLO USA, Inc., General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Home Shopping Network, Belo Corp. Television, Tribune Company Television and Univision Communications Television and Radio Network. Harris Broadcast is a Non Exclusive Reseller of our products in the worldwide radio and television markets. A formal Non-Exclusive Reseller Agreement between Harris Broadcast and Statmon was executed and became effective on May 26, 2006 and expires on May 25, 2009. On November 3, 2005, we entered into a formal OEM distribution agreement with the Singapore based Pixelmetrix Corporation Pte Ltd. (”Pixelmetrix”), a leading digital test and measurement technology company focused on the broadcast and telecommunications industries. Our Axess application empowers the Pixelmetrix branded “Consolidator Plus” management and test measurement solution for digital television. The first Consolidator Plus installations using Axess are currently taking place with a major government owned European television network. The digital radio transmitter market continues to gain traction around the world as radio broadcasters move to compete with competitive satellite content providers. On March 17, 2006, the Company entered into an OEM agreement with Burst Communications, Inc., a US-based supplier of integration and installation services to the broadcast and wireless telecommunications market.

The relationship between Statmon and US Energy Systems focuses on the telecommunications, DC Power/stored energy and infrastructure markets and continues to build a solid foundation although we are behind schedule primarily due to our lack of adequate resources and working capital, which has protracted the development of certain opportunities in the US Energy sales channel.

On September 13, 2006, we entered into a System Purchase and Maintenance Agreement (the "Agreement") with MediaFLO USA, Inc. ("MediaFLO"), a wholly owned subsidiary of Qualcomm Incorporated. Pursuant to Agreement, we are licensing our "Axess" software and supplying hardware interface components incorporated in the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center. Under the Agreement, MediaFLO issues purchase orders periodically to us to meet its rollout schedule. As of January 31, 2007, Qualcomm and/or MediaFLO had issued us purchase orders totaling $2,492,578. As of the date of this filing, we have delivered 100% of the product pursuant to these purchase orders. The overall Agreement specifies no minimum or maximum number of purchase orders, and is for a term of three years. We also provide support and maintenance to MediaFLO on an annual basis.

We believe, given adequate financing, that we are well positioned to continue our expansion beyond our traditional broadcast industry activities into the identified new vertical markets, including wireless Telco, broadband transmission, media multicasting and mobile TV, military and federal agencies including homeland security, power and energy management, telecommunications, embedded and wireless remote site networking, environmental compliance and infrastructure management. The current versions of our proprietary application software and integration technologies are industry and market universal. We believe that the architectural design and functionality development curve of our products specifically address the needs and emerging demand for economical pre-packaged solutions facilitating improved operating efficiencies through device convergence, network operations, automation and powerful remote control and monitoring capabilities in real time. The ongoing process of identifying qualified strategic partners and distributors who already have established customer installation bases where our products can readily be employed as a middleware and/or provide stand alone end-to-end solutions continues and will increase when we have additional working capital.

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

For the Three Months Ended December 31, 2006 and 2005

Results From Operations

Revenues - Revenues were $2,260,860 and $289,223 for the three months ended December 31, 2006 and 2005, respectively.  Revenues consisted of entirely product revenues for the three months ended December 31, 2006 and 2005.  The increase in product revenues of approximately $1,972,000 is primarily due to revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center.

Cost of Sales - Cost of sales were $489,205 and $43,243 for the three months ended December 31, 2006 and 2005, respectively. Overall gross profit percentage decreased to 78% in the three months ended December 31, 2006 compared to 85% in the comparable prior year period. The decrease of approximately 7% in overall gross profit percentage is primarily attributable to an increase in third party sales commissions related to the MediaFLO revenue in the current period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $796,400 and $485,543 for the three months ended December 31, 2006 and 2005, respectively, an increase of approximately $311,000.  The increase in selling, general and administrative expenses is attributed to increases in professional services billed in the period of $18,000, increases in personnel related expenses of approximately $76,000, increases in outside consulting charges of $103,000, increases in insurance costs of $5,000 associated with the Company obtaining an errors and omission insurance policy, increases of $61,000 related to office relocation costs incurred and increases in general overhead items including marketing, travel and entertainment and facilities costs of approximately $48,000.

Other Expense - Other Expense was $849,010 and $471,263 for the three months ended December 31, 2006 and 2005, respectively. The increase of approximately $378,000 can be attributed to a decrease in the amortization of debt discount of approximately $99,000 due to a decrease in the relative amount of new shorter-term debt during the most recent period and prior period, offset by an increase in common stock and warrants issued in association with debt of approximately $342,000 related to the issuance of penalty warrants and penalty shares associated with an increased number of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $101,000 related to such new debt and an increase in interest expense of approximately $34,000 related to increased outstanding debt and the default rate of interest on the debt.

Net Income/(Loss) - As a result of the above, for the three months ended December 31, 2006, the Company recorded a net income of $126,245, compared to a net loss of $710,826 for the same period the previous year.

For the Nine Months Ended December 31, 2006 and 2005

Results From Operations

Revenues - Revenues were $3,160,302 and $1,015,334 for the nine months ended December 31, 2006 and 2005, respectively.  Revenues consisted entirely of product revenues for the nine months ended December 31, 2006. Revenues consisted of $624,897 of product revenues and $390,437 of integration services revenues for the nine months ended December 31, 2005.  The increase in product revenues of approximately $2,535,000 is primarily due to revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center. Additional increases relate to an increase in our direct sales activities to third-party customers and our expanded reseller/OEM arrangements. The decrease of approximately $390,000 in integration services revenues is the result of the Company’s re-focused efforts to expand its core software business and the temporary suspension of its integration services activities as of September 30, 2005.

Cost of Sales - Cost of sales were $700,466 and $295,257 for the nine months ended December 31, 2006 and 2005, respectively. Cost of sales was entirely related to product revenues for the nine months ended December 31, 2006. Cost of sales consisted of $123,465 related to product revenues and $171,792 related to integration services revenues for the nine months ended December 31, 2005. Overall gross profit percentage increased to 78% in the nine months ended December 31, 2006 compared to 71% in the comparable prior year period. The increase in overall gross profit percentage is attributable to a decrease in integration services revenues and an increase in product sales of software only solutions during the period. The shift in the overall mix of revenues and an increase in the sales of software products have caused an overall increase in the gross profit percentage of approximately 7% from the prior year period due to higher margins attributable to the software products.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,083,938 and $1,763,016 for the nine months ended December 31, 2006 and 2005, respectively, an increase of approximately $321,000. The increase in selling, general and administrative expenses is principally attributed to a decrease of approximately $218,000 related to integration services offset by increases of approximately $61,000 related to general overhead items, including marketing, travel and entertainment and facilities costs, in insurance costs of $5,000 associated with the Company obtaining an errors and omission insurance policy, in professional fees billed in the period of approximately $28,000, in personnel related expenses of approximately $172,000, in outside consulting charges of $163,000 and $61,000 related to office relocation costs plus a one-time charge of $49,000 associated with warrants granted to an employee.

Other Expense - Other expense was $2,234,307 and $1,211,273 for the nine months ended December 31, 2006 and 2005, respectively. The increase of approximately $1,023,000 can be attributed to an increase in the amortization of debt discount of approximately $16,000 due to an increase in the value of equity associated with new shorter-term debt during the most recent period and prior period, an increase in common stock and warrants issued in association with debt of approximately $709,000 related to the issuance of penalty warrants and penalty shares associated with an increased number of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $162,000 related to such new debt and an increase in interest expense of approximately $136,000 related to increased outstanding debt and the default rate of interest on the debt.

Net Loss - As a result of the above, for the nine months ended December 31, 2006, the Company recorded a net loss of $1,858,409, compared to a net loss of $2,254,212 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the nine months ended December 31, 2006, the Company issued Units to investors which consisted of:

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matures on May 9, 2007 and will accrue interest at an increased rate of 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 340,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid on November 16, 2006.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,000 shares of common stock and (iii) warrants to purchase 10,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years. This note matured on December 3, 2006 and will accrue interest at 15% per annum until the note is repaid.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid partially on November 16, 2006 and completely on December 14, 2006.

•
(i) $100,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 100,000 shares of common stock and (iii) warrants to purchase 100,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid partially on December 14, 2006 and completely on January 11, 2007.

•
(i) $20,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of three years. This note matured on January 3, 2007 and will accrue interest at 15% per annum until the note is repaid.

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 60 days from the date of issuance, (ii) 50,000 shares of common stock and (iii) warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The principal balance of this note was repaid on January 11, 2007.

•
(i) $200,000 principal amount promissory notes bearing interest at 10% per annum and due November 30, 2006, (ii) 75,000 shares of common stock and (iii) warrants to purchase 75,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. These notes were extended per the original terms on December 21, 2006 and will mature on November 30, 2007. Per the terms of the extension, the Company has granted an additional 120,000 shares of common stock and warrants to purchase 120,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

The Company continues to be in default on $250,000 of Senior Notes during the nine months ended December 31, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2006 was $187,356. Additionally, the Company issued 4,545 shares of Common Stock per month related to a $100,000 Senior Subordinated Note per the default provisions of the promissory note.

In October 2006, the Company agreed to extend the term of a $110,000 note that expired on August 8, 2006 to February 8, 2007. The Company issued 100,000 shares of restricted common stock as a fee for the holder to extend the term of the note.

According to the penalty provisions of the loan agreements, the Company granted three-year warrants to purchase 1,017,900 shares of common stock at $1.00 per share, three-year warrants to purchase 243,114 shares of common stock at $1.50 per share, five-year warrants to purchase 252,000 shares of common stock at $1.00 per share and five-year warrants to purchase 457,770 shares of common stock at $1.50 per share, according to the penalty provisions of the various loan agreements for notes in default.

Net cash provided by/(used in) operating activities was $338,923 and ($824,749) for the nine months ended December 31, 2006 and 2005, respectively.  The cash provided in 2006 is the result of a net loss of approximately $1,858,000, partially offset by non-cash charges of approximately $1,885,000 and a net change in operating assets and liabilities of approximately $290,000. The cash used in operating activities in 2005 is the result of a net loss of approximately $2,254,000, partially offset by non-cash charges of approximately $955,000 and a net change in operating assets and liabilities of approximately $474,000.

Cash used in investing activities was $11,909 and $1,184 for the nine months ended December 31, 2006 and 2005, respectively.

Cash provided by financing activities was $84,194 and $639,452 for the nine months ended December 31, 2006 and 2005, respectively. Net borrowings in the nine months ended December 31, 2006 were $98,000 as compared to $718,700 for the same period last year. These borrowings were offset by a decrease in financing costs incurred in the current period of $65,442. The decrease in borrowings can be directly attributed to an increase in cash flow from operations related to the MediaFLO contract, internal sales efforts and expansion into new vertical markets.

As of December 31, 2006, the Company had a working capital deficiency of approximately $4,899,000, including notes payable and accrued interest totaling approximately $4,389,000, net of applicable debt discount of approximately $5,000. The Company has no long-term debt.

At December 31, 2006, the Company had accrued approximately $223,000 of past due payroll taxes payable. During the previous fiscal year, the Company received two notices from the federal tax authority related to the accrued amount due totaling approximately $114,000 and on July 6, 2006, the Company paid such amount. The Company has yet to file certain delinquent Federal, State and Local compensation related filings, which may subject the Company to additional payroll related liabilities, the amount of which cannot be determined at this time. Management of the Company has indicated that it anticipates such delinquent filings will be filed and related past due payroll taxes will be paid out of available cash flows from operations or upon completion of the Company's potential financing. (See Note 1 and discussion below)

In order to minimize debt and simultaneously maximize growth and expansion of operations the Company will require capital infusions to fund its total capital needs. The Company anticipates positive cash flow from operations for 2007. The Company and its sales channel partners have developed a sales pipeline of qualified opportunities in excess of $4,000,000 that are expected to close between January 2007 and December 2007 which are expected to improve the Company’s future quarterly operating results. The revenue and operating margins from the respective sales pipelines are expected to grow on a quarterly basis in 2007 as the existing and new sales channel partner relationships develop. In addition, the Company is seeking to raise capital through a private placement of its equity or long-term debt securities in the first half of the 2007 calendar year. In August 2005, the Company entered into a letter of intent with a NASD broker-dealer to act as placement agent in selling a minimum of $5.0 million and a maximum of $8.0 million of units consisting of convertible preferred stock and warrants to purchase common stock. Management believes it is possible that at least the minimum offering, which is being conducted on a best efforts basis, will be made to institutions and accredited investors in the first half of 2007, although no assurances can be offered in this regards. Certain of the Company’s promissory note holders have been approached to convert a portion of the principal amount of their notes into the above-mentioned units, subject to the sale of the minimum offering. The Company intends to use the proceeds of this or any other offering to repay short-term debt, fund its growth and new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

The Company has incurred net losses of approximately $11,566,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $4,899,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-KSB for the year ended March 31, 2006, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, operating margins and cash flow from operations have progressively improved in the quarter ended December 31, 2006. This trend is expected to continue into 2007 based on purchase orders in hand and sales’ pipelines. At the time of filing this report the Company has purchase order backlog of unfilled orders that have not been invoiced of approximately $320,000 and accounts receivable of $225,000.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case includes allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company has retained litigation counsel on a one-third contingency basis of the net benefit to the Company. The Company will advance and pay the Court filing and third party costs and expenses of the litigation. The Company expects to prevail in the proceedings; however, there can be no assurances in this regard and in the event of an adverse decision, the Company may be liable for costs, expenses and/or attorney’s fees of the Defendants. On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. The Company believes that the Cross Complaint lacks merit and will be defended vigorously, in this regard a defense to the cross-complaint is being furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States district Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case has been stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It is anticipated that the California state litigation will resume thereafter unless a settlement is reached. Settlement efforts have proceeded to the point where the parties are working on settlement documentation and overall resolution of the litigation is expected in the near future, although no assurances can be offered in this regard.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

Between October 1 and December 31, 2006, the Company sold Units to investors as follows:

•          (i) $75,000 principal amount promissory notes bearing interest at 10% per annum and due November 30, 2006, (ii) 45,000 shares of common stock and (iii) warrants to purchase 45,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. These notes were extended per the original terms on December 21, 2006 and will expire on November 30, 2007. Per the terms of the extension, the Company has granted an additional 45,000 shares of common stock and warrants to purchase 45,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.

ITEM 3. Defaults Upon Senior Securities

The Company continued to be in default on $250,000 of Senior Notes during the three months ended December 31, 2006. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2006 is $187,356.

The Company also continues to be in default or defaulted on:

•	A $50,000 principal amount promissory note issued in June 2002, accruing 15% penalty interest per annum and earning 2,500 penalty warrants per month since January 10, 2003;

•	A $50,000 principal amount promissory note issued in September 2003, accruing 15% penalty interest per annum and earning 2,500 penalty warrants per month since April 19, 2004;

•
A $100,000 principal amount promissory note issued in November 2003 originally due in May 2004, extended to November 2004, accruing 15% penalty rate per annum and earning 20,000 penalty warrants per month since May 22, 2004;

•	A $60,000 principal amount promissory note issued in January 2004, accruing 15% penalty interest per annum and earning 3,000 penalty warrants per month since August 2, 2004;

•	A $100,000 principal amount promissory note issued in March 2004, accruing 15% penalty interest per annum and earning 5,000 penalty warrants per month since October 14, 2004;

•	A $250,000 promissory note issued in August 2004, accruing 15% penalty interest per annum and earning 50,000 penalty warrants per month since March 25, 2005;

•	A $100,000 promissory note issued in October 2004, accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since November 8, 2005;

•	A $100,000 promissory note issued in December 2004, accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since January 29, 2006;

•	A $225,000 promissory note issued in March 2005, accruing 15% penalty interest per annum and earning 22,500 penalty warrants per month since April 17, 2006;

•	A $100,000 promissory note issued in April 2005, accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since May 29, 2006;

•	A $75,000 promissory note issued in May 2005, accruing 15% penalty interest per annum and earning 7,500 penalty warrants per month since June 30, 2006;

•	A $50,000 promissory note issued in June 2005, accruing 15% penalty interest per annum and earning 5,000 penalty warrants per month since July 15, 2006;

•	A $100,000 promissory note issued in September 2005, accruing 15% penalty interest per annum and earning 4,545 penalty warrants per month since October 30, 2005;

•	A $100,000 promissory note issued on September 1, 2005, accruing 15% penalty interest per annum and earning 10,000 penalty warrants per month since October 1, 2006;

•	A $75,000 promissory note issued in July 2005, accruing 15% penalty interest per annum and earning 7,500 penalty warrants per month since August 14, 2006;

The accrued interest on these Notes in default at December 31, 2006 is $438,843.

In total, at December 31, 2006, $3,093,700 principal amount of the $3,286,700 principal amount of promissory notes are in default and $1,107,676 of interest had accrued on all outstanding notes as of such date.

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

Date: February 14, 2007	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.