Form 10KSB
period 2007-03-31
STATMON TECHNOLOGIES CORP
filed 2007-07-16
CIK 319008

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-09751

STATMON TECHNOLOGIES CORP.
(Name of small business issuer in its charter)

Nevada	83-0242652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015
(Address of principal executive offices) (Zip Code)

(847) 604-5366
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value	OTCBB
(Title of class)	(Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $3,714,761.

As of June 30, 2007, 5,771,072 shares of the Company’s common stock, par value $0.01 per share, were held by non-affiliates, which had a market value of approximately $8,191,922 based on available OTCBB quote of the average between the high and low price of $1.42 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock of the registrant outstanding as of June 30, 2007 was 15,490,857.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

FORM 10-KSB
STATMON TECHNOLOGIES CORP.
March 31, 2007

ITEM 13. Exhibits	43

ITEM 14. Principal Accountant Fees and Services	46

Signature Page	47

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

In this Report, “Statmon”, the “Company”, “we”, “us”, or “our” refer to Statmon Technologies Corp. and its wholly-owned subsidiaries STC Software Corp. and Statmon-eBI Solutions, LLC.

ITEM 1.    DESCRIPTION OF BUSINESS

Company Overview

Statmon Technologies Corp. is a wireless network and infrastructure technology management solution provider. Our proprietary flagship software application, "Axess", and supporting integration products are deployed by telecommunications and broadcast operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical network comprises multiple transmission sites, base station and disparate systems, a wide range of devices, facilities, environmental control and network operation centers (“NOC”).

The Statmon Platform is designed to keep all the remote sites of a network “on the air” and transmitting with automated control to preempt failure and maintain interactive control at the individual device level. The optimization of performance and prevention of failure eliminates or minimizes network or individual site downtime. Transmission downtime typically has a direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction. Payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or costs of being “off the air” typically make the return of investment (“ROI”) highly attractive. Advertisers do not pay for commercials that do not go to air and cell phone users cannot make calls or download video when a base station or cell site is off the air. Geographically, the Statmon Platform streamlines the network engineering and remote site maintenance process, reducing operating and outsourcing costsand facilitating the reallocation of resources.

Architecturally designed as a universal “Manager of Managers” (“MOM”) or “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can all be monitored and controlled down to the individual device or sensor level from a single point of control or “dashboard” style computer screen in real time. A proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. HVAC, uninterrupted power supply (“UPS”) control, diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy are all proactive management capabilities of the Statmon Platform.

Infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet growing demand. In developing countries, wireless networks provide an affordable alternative to the more expensive landline infrastructure. Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, broadband and convergence of media delivery and additional data services for the wireless markets. Cable systems are offering telecommunication and broadband services to their customers and upgrading their networks. Statmon’s RF (radio frequency) background in the mainstream broadcast industry places us in a strategic position to provide high end solutions for the enhanced telecommunications networks offering video and enriched multimedia content.

The marketing and distribution of our products is primarily facilitated by third party sales channels, strategic partners and original equipment manufacturer (“OEM”) collaborations. Channel partners are developed and managed by an internal business development team and supported by a direct sales force. We have a history as an innovative technology leader for facilities management, transmission remote control and monitoring in the traditional television, radio and cable broadcast industries. The traditional television market is undergoing a resurgence of activity as the high definition television, cable and satellite delivery systems realign their operating and business models including offering additional digital channels that individually focus on high definition programming, extensive weather reporting and continuous sports and news coverage as additional channels. Leading network broadcast operations are being streamlined with central casting, regional hubs and unmanned remote site operations. The traditional radio markets are retrofitting to multi band digital transmission in order to remain competitive with satellite radio, mobile multimedia and music direct to cell phone offerings.

With adequate operating capital we are poised to pursue rapid expansion into new vertical markets, including the wireless telecommunications (cell phone), mobile TV, microwave, multimedia, gaming, power management, government infrastructure management, homeland security, military surveillance and other markets where centralized network management, embedded industrial systems and wide scale remote monitoring and control solutions are being implemented.

A major turning point for us occurred in September 2006 when MediaFLO USA, Inc. ("MediaFLO"), a wholly owned subsidiary of Qualcomm Incorporated ("Qualcomm") and Statmon entered into an agreement for us to install Axess and related products throughout the MediaFLO mobile TV and multimedia transmission network. MediaFLO is providing mobile TV and multimedia services to the Verizon and AT&T subscribers. We anticipate that the MediaFLO mobile TV platform will be adopted by wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with MediaFLO, we are licensing our Axess software and supplying hardware interface components for the national rollout of over three hundred wireless transmission sites and the San Diego Network Operation Center. Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us. As of March 31, 2007, Qualcomm and/or MediaFLO had jointly issued the Company purchase orders totaling $2,579,003. As of the date of this filing, we have delivered all of the products under these purchase orders. The MediaFLO agreement specifies no minimum or maximum number of purchase orders and is for a term of three years. The number of sites is expected to increase as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

We believe our products have application in the wireless, landline and fiber segments of the telecommunications industry providing network management, remote control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries wireless infrastructure networks are being developed as a viable alternative to wired networks. Economic remote site management is vital for viable carrier operations.

We expect the wireless and infrastructure markets to experience sustained growth over the next five to ten years as the carriers and infrastructure service providers compete to provide superior and wide-ranging services, including video and high quality content to mobile devices as well as wireless broadband and other related mobile data delivery services. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels and our involvement with wireless technology leader Qualcomm places us in a highly credible position to satisfy the operational needs of the telecommunications, wireless and infrastructure providers for RF and content delivery as well as overall communications network and remote site management and control.

Our significant clients include: Qualcomm - MediaFLO USA, General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Belo Corp. Television, Australian Government owned Air Services of Australia (the Australian equivalent to the FAA), Tribune Company Television and Univision Communications Television and Radio Network. Our current sales channel and integration partners include: Harris Broadcast, Pixelmetrix, Nautel Navigation, Burst Communications, Sound Broadcast Services, Ltd. and Synergy Systems.

Products and Services

Our technology is a sophisticated control panel, or "dashboard style" management tool kit, linking digital and analog control,monitoring and information generating elements on a wide scale or narrow channel basis. We believe that pre-packaged, product-based solutions such as ours are replacing custom “in-house” software and integration services. Our proprietary technology products offer bi-directional telemetry for remote control, automation, self-healing and monitoring of devices, systems and facilities in real time, which results in improved operating efficiencies, top line revenue protection, resource reallocation, headcount reductions and a greater ROI. We believe the Statmon ”value-add” includes the ability to process and disseminate vast amounts of gathered information into real time management information, as well as predictive trends analyses and statutory compliance reporting packages.

Based on customer demand we plan to launch monitoring services where we oversee a clients NOC and network as well as a “central server model solution”, which allows the data to reside at a Statmon facility. This offering is attractive to customers who prefer outsourcing and paying for services as an ongoing operating expense rather than capital expenditure. We believe services or out-sourcing models are gaining popularity in the market place.

During our history we have established a track record with dominant corporations, including Qualcomm, MediaFLO, NBC, CBS, ABC and Harris where our products are considered highly stable and reliable and we are extremely responsive to customers’ needs. Our products are highly scalable and are designed to offer off-the-shelf solutions to assist them deliver measurable improvements in their top line revenue, operating margins and asset management. In the government sector we believe that our products can make time critical institutional, defense and governmental infrastructure projects, such as first responder telecommunications, power and water management, Homeland Security and other civic projects achievable and affordable within capital budget constraints.

Asset management and security have become a major priority since September 11, 2001, facilitating a worldwide review of the needs for real-time network monitoring, automation and remote site management capabilities. We believe that the prevailing environment presents a significant opportunity for us to incorporate appropriate features and functionality into our proven application software. For example, the major television networks are automating the FCC required Emergency Alert System (EAS) alarm system with our software, as well as monitoring their mission-critical transmission, microwave links, studio and facilities management operations. Localized EAS emergency broadcasting is expected to be integrated to the mobile TV and wireless market.

In the short term we are focused on expanding into the wireless and communications infrastructure vertical markets. For the foreseeable future we will continue to adapt our proprietary software and integration technologies to provide real time monitoring and remote control capabilities across a wide range of network and infrastructure markets. We interface front-end custom screens, protocols, embedded software and systems integration to industry specific analog and digital devices, sensors and different types of disparate systems. We are aligned with six strategic sales channel or distribution partners who have pre-existing clients and install bases. Our products can also be employed as middleware and/or provide complete end-to-end solutions.

Software

Axess

The Axess software application remotely monitors devices, networks and systems where automatic control and response is required. With Axess, system operators and engineers can remotely manage outlying operations from a NOC down to the individual device level and rely on the system’s automation capabilities, as well as alarm notification, root cause analysis and fault descriptions, triggered when situations exceed a predetermined range or parameter. Axess can take immediate pre-programmed action on its own, such as operating a standby generator, monitoring the generator fuel supply, switching to a redundant system, segregating or resetting devices, running a control program, or disabling fault-causing issues. Axess operates on a Windows platform, is scalable and can simultaneously monitor large numbers of remote sites, right down to the devices level of the network.

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

EIF-32+ (Embedded Interface Unit)

The EIF-32+ is a Universal Interface similar to the UIF-32, but upgraded with an embedded computer. The EIF-32+ can be a stand-alone device or integrated with the Axess software. It operates using the Axess software, and can interface with a central Axess software for enhanced functionality and multi-site operations. The EIF-32+ is an intelligent device that enables the system operator or engineer to remotely connect to equipment situated in the field to retrieve critical data without visiting the site.

UVM-6 (Universal Voltage Monitor)

The UVM-6 is a hardware interface that allows a host computer to accurately measure and monitor six different A.C. line voltage (mains) sources on a remote basis.

Key Features of Our Products

We have designed our proprietary software and hardware products with a number of key features to meet the needs of our customers in all markets, including:

•	Operator friendly;

•	Minimizes field engineering requirements;

•	Ease of implementation, installation, maintenance, and upgrade;

•	Scalable and customizable;

•	Fully secure including highest government approved encryption;

•	Ability to integrate the monitoring and management of a wide range of protocols and disparate systems and devices throughout a network;

•	Low-cost, off-the-shelf hardware and software, utilizing the Windows operating system, used in conjunction with a standard personal computer, laptop, PDA, or other handheld computerized device;

•	Real-time remote access, self-healing, control and monitoring of diverse systems, intelligent and passive devices across the network;

•	Real-time digital data collection, aggregation and information management services;

•	Automation, time and motion efficiencies through remote-site monitoring, managing and remote control capabilities from any web-enabled location;

•	Network and device automation redundancy and "fail-safe" problem solving;

•	Top line revenue protection and insurance against system down-time by preemption and prevention rather than cure;

•	Preventative maintenance opportunities based upon trend analysis of collected data.

Customers

Our significant clients for our software and hardware products include: Qualcomm/MediaFLO USA, General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Belo Corp. Television, Australian Government owned “Air Services of Australia”, Tribune Company Television and Univision Communications Television and Radio Network. Our sales channel and integration partners include: Harris Broadcast, Pixelmetrix, Burst Communications, Sound Broadcast Services, Ltd., Nautel Navigation and Synergy Systems. These customers use our technology to manage their network and facilities to monitor, automate and manage transmission, audio, video and data.

In fiscal 2007, two customers represented 69% and 6% of our revenues, respectively. In fiscal 2006, three customers represented 17%, 14% and 12% of our revenues, respectively.

Fiscal 2008 Goals

Our goals for fiscal 2008, given sufficient capital are to:

•
Continue to develop the Qualcomm/MediaFLO relationship, including working with Telco carriers adopting the MediaFLO Mobile TV platform, both domestically and through international partners and operators;

•	Focus directly on operators of Telco wireless networks and communications infrastructure providers;

•	Support the Nautel Navigation sales channel into the international air and sea navigational aid and beacon market;

•
Aggressively promote our flagship software product, “Axess”, and associated product lines into the existing and expanding sales and distribution channels, including Harris Broadcast, Pixelmetrix, Eddystone - Sound Broadcast Services, Ltd., Burst Communications, Synergy Systems and Nautel Radio;

•	Focus on high profile product positioning and increasing our exposure in the public financial and infrastructure technology markets;

•
Implement an aggressive investor relations and public market making program to educate the financial markets about us and to generate liquidity in the Company’s OTC Bulletin Board listed shares of common stock;

•	Expand our in-house sales engineering and channel business development team in the domestic and foreign markets;

•	Focus on the worldwide digital radio transmitter retrofit cycle working with the transmitter hardware manufacturers and integrators;

•	Identify strategic vertical market collaboration opportunities in the energy, power management, military, government and corporate infrastructure markets;

•
Identify strategic infrastructure integrators and operators and complimentary technologies for end-to-end solutions in the power supply, data center, wireless data delivery, embedded and sensor vertical markets;

Infrastructure and Network Management

In the rapidly evolving mass communications industry the major operators are deploying and upgrading wide scale infrastructure and networks comprising command and control network operation centers, remote sites, wide selections of incompatible technologies, hardware and devices from different manufacturers with disparate connectivity and operating systems. Management and control of these complex infrastructures require network wide and local engineering systems and platforms. In the event any element of a network or a remote site on the network is not functioning as designed, the primary functions may stop communicating or interacting per their intended purpose or per customer expectations of service. In many cases, a failure on the network may also cause a domino impact across the entire network.

The communications infrastructure industry encompasses the traditional television and radio broadcasters and all forms of telecommunications, including landline telephone and data, fiber rings, internet, broadband, mobile phones, wireless devices (lap tops or PDA’s), microwave data transmission, RF for first responders, law enforcement, air and sea navigation and emergency services. These networks typically have multiple remote sites, operations centers and network element operational issues which can be consolidated up to a single management system and central location.

When a commercial communications network is down (not on the air) there is typically a direct impact on the operators’ revenue generation, as well as on customer service and performance. Emergency engineering or resource reallocations to solve mission critical problems have a high cost factor, which can be significant in cases involving difficult to access or remote sites, such as on mountain tops, or locations in busy cities. Many network or infrastructure operational failures are power or weather related.

For example, a storm comes through an area with a site, a power line goes down, the UPS (uninterrupted power supply) takes the load for a short period, the standby generator is triggered provided the starter motor battery is charged and there is enough fuel in the generator tank. This change of events can happen without the NOC or monitoring entity knowing little more than the site is down and not transmitting. Operations may be stable until the generator runs out of fuel or the power comes back up and the site can switch back to the grid power. Typically, an engineer would be dispatched to the site to handle the resurrection of the site back to a healthy condition. There is a need for network elements and the health of remote sites to be managed and controlled all the way from the mission critical technologies down to the individual device and sensor level for all of the different technologies and equipment brands at all layers of the network. We believe that the Statmon Platform can address the need for a technology manager of technologies or manager of managers in the multi-billion dollar infrastructure network industry.

Radio and Television Broadcasting Industry

Several significant rules issued by the Federal Communications Commission (FCC) of the United States in the late 1990’s opened opportunities for our products in the United States broadcast industry. These changes included (i) radio and other broadcast stations are allowed to operate “unattended”, provided a reliable remote control system is installed, (ii) station owners are permitted to own multiple stations in a single marketplace and broadcast multiple call signals from the same physical location, and (iii) stations are required to transmit both HDTV and analog television signals until 2009.

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

As the software industry has evolved, so have the demands of enterprises purchasing software and integration services. Enterprises have become more discriminating and more influential in dictating their terms to the software industry. Enterprises increasingly want to buy from vendors who provide highly functional network based products within newer areas such as remote asset and facilities management, system and device control and monitoring, supply chain and procurement, as well as in the bread-and-butter application areas such as Enterprise Resource Planning (ERP). Leading-edge, web-based architecture is also coming to be seen as an essential need for operations. Moreover, companies are beginning to expect software vendors to bear an increased portion of the integration burden by developing out-of-the box connectors to common applications and devices.

Business Strategy - Potential New Vertical Markets

Given sufficient capital, we plan to launch our products into an expanding range of vertical markets within the communications and infrastructure markets for a range of industries including , microwave networks, power management, energy, municipal, homeland security, defense and governmental markets.

Any number of remote sites and devices can be networked and fully integrated for NOC control, multiple site automation, alarmed monitoring, management, remote control and/or the aggregation of real time information. Our products are designed to be robust and economically adaptable to a multitude of vertical markets. We are focused on the ongoing development of our products in consultation with our major clients and sales channel partner relationships. The number of channel partners will be progressively increased with the objective of penetrating new markets where we do not have a presence.

Our acceptance by technology industry leader Qualcomm as well as the major broadcasters has permitted us to demonstrate the powerful functions, capabilities and stability of our core technology platform. The current version of our proprietary software is designed to provide a low cost, non-customized solution to allow customers to monitor their networks in real time, in digital or analog mode, many different varieties and numbers of sites, systems and remote devices. Our goal in this regard is to market our software as a cross-industry, cross-application, end-to-end or middleware solution that can demonstrate the same cost-saving efficiencies and fail-safe automation in a wide range of applications and markets as we currently do in the traditional broadcast industry.

Our product strategy is to directly promote and license our proprietary products to all levels of telecommunications infrastructure and network broadcasters as well as VAR’s and OEM partners like Pixelmetrix and Harris Broadcast, as well as collaborating with equipment suppliers, infrastructure contractors and systems integrators like Burst Communications and Synergy Systems, for Joint Venture, Strategic Alliance, and/or Private Label/OEM distribution across the virtually unlimited range of vertical markets. We believe that collaboration with powerful strategic partners will identify solution opportunities utilizing the Statmon products for monitoring, self-healing, automated asset management and/or remote control of technical operations, including the aggregation of data.

Our objective is to be perceived in the market as a leading network, remote site and facilities management, remote control, monitoring and solution provider with affordable economics. We give our new customers extensive training in our technology and its functionalities and provide materials and customer support for the on-going maintenance, monitoring and use of our products. We also provide high levels of support through our channel partners, so that our products and applications can achieve greater distribution and customer satisfaction.

We are identifying domestic and foreign partners and proceeding with our evaluation and development of a number of additional vertical markets, including the following:

•	Wireless Infrastructure and Communications;

•	Building Radio Frequency and Security Management;

•	First Responder, Emergency Services, Government and Military;

•	Energy Industry;

•	Wireless and Microwave Tower Management;

•	Homeland Security - Remote Control, Monitoring and Surveillance; and

•	Infrastructure - Remote Control, Monitoring and Data Aggregation.

Examples of our capabilities within these potential new markets include network operations centers and wireless multicasting transmission networks for mobile TV, microwave telecommunications networks for first responders, infrastructure, redundant power supply, remote site equipment and devices and other similar proactive real time control and management applications.

Competition

The management and control of sophisticated Network Operation Centers and the individual monitoring and remote control of remote sites, individual devices and disparate software systems is becoming a more diverse and competitive market . Companys such as IBM, Hewlet Packard, Nortel and Computer Associates offer various remote site, telemetry and network element solutions. Major hardware manufacturers offer a variety of network management and device management and control systems primarily to control their proprietary hardware and control systems. All the above mentioned companies have greater resources than Statmon.

Several hardware-based vendors provide monitoring solutions to the radio and television broadcast facility industry. Datapath - ILC is a direct software based competitor. Burk-Gentner, Mosley and others represent a significant portion of the traditional broadcast marketplace primarily focused on transmitter monitoring. These products are quality offerings designed by companies and individuals who have strong industry contacts. These products are typically marketed directly to the engineering department at radio and television stations as a method of increased convenience. We believe that our products provide diverse functionality and powerful capabilities while delivering a more elegant, comprehensive, convenient and cost-effective solution to monitor and manage all of our customers’ mission-critical business operations.

For a number of years, many companies have targeted the manufacturing process and data center market with products similar in fit, form and function to us, including Hewlett Packard, IBM, National Instruments Corp., P.R.I. Automation, Kingfisher and Wonderware. These companies have achieved varying levels of success in the Manufacturing and Engineering Design market space. Although it does not appear that these companies are focused on expansion outside their core industries, they do represent a peripheral competitive threat to us.

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

Nearly all of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may merge or form strategic partnerships. As a result, certain of these competitors may be able to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully in any of the markets in which we compete could have a material adverse effect on our business, prospects, results of operations, financial condition and on the price of our common stock.

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

Research and Development

Our research and development efforts are focused on constantly improving the functionality and performance of our core software products and services. We obtain extensive product development input from our customers and potential customers and monitor our customers' evolving needs and changes in the marketplace. We believe our success will depend, in part, on our ability to develop and produce new software features, functionality and enhancements to our existing platform and products. We have made investments and continue to invest in research and development. Our research and development expenditures were approximately $804,000 in fiscal 2007 and $553,000 in fiscal 2006. If we are unable to develop new enhancements to our existing products on a timely basis, or if our new enhancements fail to achieve market acceptance, our business, prospects and results of operation will suffer.

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

We have trademark protection for our name on our products and intend to apply for registration of certain copyrights and key trademarks and service marks and intend to introduce new trademarks and service marks, where we deem appropriate. We have not applied for nor do we hold any patents on any of our products. We understand that the means we have used afford only limited protection and may not adequately protect our rights. In addition, despite the precautions, it may be possible for a third-party to obtain our services or technology without authorization. We also run the risk of a third-party developing similar technology independently through reverse engineering techniques. In the event this occurs we will seek protection and remedy through the courts. Because of the dynamic state of the development of application software, we use the strategy that continual product enhancement and development is perhaps our best intellectual property protection, although this may not, in fact, be the case.

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

Our Employees

As of June 30, 2007 we had seventeen full-time employees, of which two were engaged in sales, marketing and sales channel development; six were engaged in technical support and training; five were engaged in software development and engineering; and four were engaged in management, administration, finance and operations. None of our employees is covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

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

Risks Related To Our Business

Limited Operating History.
We have had a limited operating history upon which potential investors may base an evaluation of our prospects and there can be no assurance that we will achieve our objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market, such as the market for automation, remote monitoring and process control software. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the wireless communications, broadcast and other markets we intend to pursue, our ability to implement our growth strategy, especially our sales and marketing efforts, and the introduction of new devices and computer network and control technologies by us and our competitors.

We Have a History of Net Losses and May Never Achieve or Maintain Profitability.
We have a history of incurring losses from operations. At March 31, 2007, we had an accumulated deficit of approximately $12,960,000. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, attempt to develop new market verticals, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods. In fiscal 2007, we reported net income in the third quarter, however, we may not be able to sustain or increase our profitability on a quarterly or annual basis in the future.

Our Auditors Have Expressed a Going Concern Opinion.
Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

Concentration of Our Business in One Customer
In fiscal 2007, MediaFLO accounted for approximately 69% of our revenues. We expect this percentage and the volume of our revenues derived from MediaFLO and its affiliates to grow in fiscal 2008. A loss of all or a substantial portion of this business would have a material adverse effect on our business, results of operations and financial condition.

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

We May Not be Able to Refinance Short-Term Promissory Notes that are Coming Due.
As of March 31, 2007, we have issued approximately $4.5 million of short-term promissory notes, of which approximately $1,223,000 has been repaid, approximately $2.9 million has matured and approximately an additional $350,000 will mature by March 31, 2008. Our goal is to raise additional equity capital in fiscal 2008. In addition, we may seek to extend the maturity dates or convert to equity some or all of these notes in order to give us time to implement a longer-term financing strategy. We may be required to pay certain of the notes prior to the completion of our longer-term financing strategy and, in this connection, issue additional short-term debt or equity securities to raise the capital to do so. If we are unable to either extend the maturity dates of the notes or repay them through raising additional capital, the holders of such notes could demand payment, causing our insolvency, which would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be able to raise sufficient capital to retire this short-term debt, or be able to do so on terms acceptable to us.

Failure to timely file certain regulatory filings.
During the year ended March 31, 2007, the Company received notices from the Federal and State taxing authorities relating to $114,000 of past due payroll taxes and in July 2006, the Company paid such amounts in full. As of March 31, 2007, the Company was delinquent in its filing of several years’ Federal, State and local compensation related filings, related to amounts paid to the Company’s founders who are the Chief Executive Officer, Chief Technical Officer and one other individual for payroll reporting purpose. As the Company has not been in a position to comply with the Chief Executive Officer and the Chief Technology Officer employment contracts the Company has decided to classify these individuals as non-employees. For payroll tax reporting purposes, through December 31, 2006, the gross unreported compensation amounts aggregated to approximately $1,400,000 for the three individuals. Management of the Company has indicated that it will rectify the non-reporting of several years of compensation to these individuals by August 15, 2007 through the filing of Federal forms 1099 and 1096. The Company also plans to pay accrued compensation of approximately $425,000 to the Chief Executive Officer and Chief Technology Officer which the Company has accrued prior to March 31, 2007. At the time of this filing, approximately $130,000 of accrued compensation due to the other individual has been paid which was utilized to pay the related income taxes on $301,829 of the above mentioned $1,400,000 of unreported 1099 income to the respective taxing authorities. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

Undetected Errors or Failures in Our Software Could Result in Loss or Delay in the Market Acceptance of Our Product, Lost Sales or Costly Litigation.
Because our software products are complex, they may contain errors that can be detected at any point in a product's lifecycle. While we continually test our products for errors, errors in our products may be found in the future even after our products have been commercially introduced. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs or costly litigation. Additionally, because our products support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides. Product errors could harm our business and have a material adverse effect on our business, results of operation and financial condition.

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

Broadcast Industry Resistance to Change.
Our initial target market, television/radio broadcasting, is considered by many to be mature, of limited size and finite. Certain senior engineering management in this market segment tends to have a comfort zone with existing operations and may not readily see a reason to change from the status quo. We must convince broadcast customers that there can be material cost-savings and management efficiencies realized through the utilization of our array of products. Furthermore, we must demonstrate to the customer that by not utilizing our products, the customer may fall behind the technology curve being embraced by certain of its competitors.

Fluctuations in Quarterly Operating Results.
We expect to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others, the volume of orders that we receive from MediaFLO and Qualcomm, delays in our introduction of product enhancements for the facilities management, automation, remote monitoring and control software market; introduction of new product or products enhancement for such market by our competitors or other providers of hardware, software and components costs associated with product or technology acquisitions; the size and timing of individual orders, software "bugs" or other product quality problems, competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in our personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, we believe that period-to-period comparisons of our past results of operations may not necessarily be relied upon as indications of future performance.

Failure to Manage Growth Will Adversely Affect Operations.
We plan, given sufficient capital, to significantly expand our distribution, sales, marketing, research and development activities, hire additional employees as needed, expand internal information, accounting and billing systems and establish additional sales channels throughout the United States and the world. In addition, given sufficient capital, we plan to expand our infrastructure by investing in additional software and programming talent. In order to successfully manage growth, management must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to effectively manage our growth, our business and viability will be materially and adversely impacted.

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

We May Experience Difficulties in Integrating Businesses, Products and Technologies We May Acquire into Our Business.
Given sufficient financing, we may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions expose us to additional risks, including the assimilation and integration of the operations of the combined companies; retaining key personnel; the potential disruption of our core business; and the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

Loss of Key Personnel Could Harm Our Business.
Given the early stage of development of our business, we depend highly on the performance and efforts of our CEO, Geoffrey Talbot, our CTO, Peter Upfold, our COO, Kevin Harris, our EVP of Programming, Nigel Brownett, and the Board of Directors. If we lose the service of any member of our management team or other key personnel, our business prospects will be materially and adversely impacted.

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

A determination that we are infringing the proprietary rights of others could have a material adverse effect on our products, results of operations and financial condition. If we infringe on a third party’s patent, we cannot assure that we will be able to successfully redesign our products or processes to avoid such infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and could require us to pay substantial damages and/or royalties.

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

Risks Related To The Industry

If We Fail to Successfully Introduce New Products and Enhancements, Our Future Growth May Suffer. Certain Products at an Early Stage of Development are the Areas of Our Expected Future Growth and Sustainability.

As part of our growth strategy, we intend to develop and introduce certain new products and enhancements. Such products and enhancements are currently in research and development, and we have generated no revenues from such potential products and may never generate revenues. A substantial portion of our resources have been, and for the foreseeable future will continue to be dedicated to our research programs and the development of products and enhancements. If we do not introduce these new products and enhancements on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer. There can be no assurance that we will be able to develop a commercial product from these projects. Our competitors may succeed in developing technologies or products that are more effective than ours.

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

• Changes in the volume of our business with MediaFLO and its affiliates;

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC that specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability for our common stock to be sold in the secondary market. In order for the return of the security deposits, the Company must make its lease payments on time. In order for the return of the security deposits, the Company must make its lease payments on time.

Control by Certain Stockholders.
Our Directors and Executive Officers beneficially own approximately 36% of our outstanding shares of common stock. If these stockholders act as a group, they will have effective control of all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

Absence of Dividends.	We do not anticipate paying any cash dividends in the foreseeable future. See "Item 5 - Market for the Common Equity and Related Stockholder Matters."

ITEM 2.   DESCRIPTION OF PROPERTIES

Statmon Technologies Corp. leases and maintains its principal place of business at 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015. The Company leases approximately 10,000 square feet in this facility. The lease term began on February 1, 2007 and continues to July 31, 2012. The Company has provided a $200,000 security deposit for this lease, of which, $100,000 will be returned to the Company after the first 12 months of the lease and approximately an additional $80,000 will be returned after 24 months. The straight line rent expense is $19,797 per month, including current estimates for property taxes and operating costs.

The Company has secured a subtenant for its former offices located at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210, subject to the final written approval of the master landlord. The term of the sublease began on July 5, 2007 and continues through January 31, 2010. Per the terms of the sublease, the first two months of rent have been abated. The Company leases 3,953 square feet in this facility. The straight-line rent expense is $10,374 per month.

ITEM 3.   LEGAL PROCEEDINGS

[a]
On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and recurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case included allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company retained litigation counsel on a one-third contingency basis of the net benefit to the Company. The Company was to advance and pay the Court filing and costs and expenses of the litigation. On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. A defense to the cross-complaint was furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States District Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright. The California state case was stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It was anticipated that the California state litigation would resume thereafter unless a settlement were reached. The matter has now been settled. There is no monetary recovery by either side in the California Superior Court case, either on the Complaint or Cross-complaint, and the California Superior Court case has been dismissed in its entirety. An agreed to judgment was entered in the Chicago case providing that Application Science and Technology LLC did not copy or infringe upon the Stamon software. Each side is responsible for its own attorneys' fees, costs and expenses.

[b]
Since March 31, 2007 an action was filed by the Epstein Family Trust against Statmon Technologies Corp. alleging failure to pay two notes totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. There was a guarantee by Geoffrey Talbot on the note for $25,000, the CEO of Statmon, so Mr. Talbot was joined as a party defendant. The case number is BC 371 276. It was filed on May 17, 2007 in Los Angeles Superior Court for breach of contract and similar causes of action. Negotiations are ongoing to attempt to resolve this case.

[c]
Other - During the year ended March 31, 2007, the Company received notices from the Federal and State taxing authorities relating to $114,000 of past due payroll taxes and in July 2006, the Company paid such amounts in full. As of March 31, 2007, the Company was delinquent in its filing of several years’ Federal, State and local compensation related filings, related to amounts paid to the Company’s founders who are the Chief Executive Officer, Chief Technical Officer and one other individual for payroll reporting purpose. As the Company has not been in a position to comply with the Chief Executive Officer and the Chief Technology Officer employment contracts the Company has decided to classify these individuals as non-employees. For payroll tax reporting purposes, through December 31, 2006, the gross unreported compensation amounts aggregated to approximately $1,400,000 for the three individuals. Management of the Company has indicated that it will rectify the non-reporting of several years of compensation to these individuals by August 15, 2007 through the filing of Federal forms 1099 and 1096. The Company also plans to pay accrued compensation of approximately $425,000 to the Chief Executive Officer and Chief Technology Officer which the Company has accrued prior to March 31, 2007. At the time of this filing, approximately $130,000 of accrued compensation due to the other individual has been paid which was utilized to pay the related income taxes on $301,829 of the above mentioned $1,400,000 of unreported 1099 income to the respective taxing authorities. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 2007.

ITEM 5.	MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	High Bid	Low Bid
Fiscal Year Ended March 31, 2007
1st Quarter	0.60	0.40
2nd Quarter	0.90	0.43
3rd Quarter	0.91	0.62
4th Quarter	1.14	0.65

Fiscal Year Ended March 31, 2006
1st Quarter	0.95	0.60
2nd Quarter	0.75	0.40
3rd Quarter	0.55	0.31
4th Quarter	0.42	0.28

As of June 30, 2007, we had approximately 1,686 shareholders of record for our common stock.

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

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year end March 31, 2007. All sales were made to “accredited investors” as such term as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuance of stock and warrants in relation to new debt:

•
In May 2006, the Company issued 30,000 shares of common stock and warrants to purchase 25,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years in connection with the issuance of a $25,000 promissory note due one year from the date of issuance bearing interest at 10% per annum. As of June 30, 2007, the note is in default and is accruing interest at the penalty rate of 15% per annum. Per the terms of the note, the Company issued an additional 30,000 shares of common stock related to this note at November 15, 2006. The Company paid commission of 10% of the face value of the note and issued warrants to purchase 2,500 shares of common stock exercisable at $1.00 per share for a term of five years in connection with this new debt.

•
In June 2006, the Company issued 310,000 shares of common stock and warrants to purchase 540,000 shares of its common stock at an exercise price of $1.25 per share with a term of five years and warrants to purchase 10,000 shares of its common stock at an exercise price of $1.25 per share with a term of three years in connection with the issuance of three $100,000 promissory notes due sixty days from the date of issuance bearing interest at 10% per annum and a $10,000 promissory note due 180 days from the date of issuance bearing interest at 10% per annum. As of June 30, 2007, the principal balances of the three $100,000 notes have been repaid and the $10,000 note is in default and accruing interest at the penalty interest rate of 15% per annum. The Company owes a commission of 10% of the face value of the notes and issued warrants to purchase 30,000 shares of common stock exercisable at $1.25 per share for a term of five years in connection with the three $100,000 notes.

•
In July 2006, the Company issued 70,000 shares of common stock and warrants to purchase 50,000 shares of its common stock at an exercise price of $1.25 per share with a term of five years and warrants to purchase 20,000 shares of its common stock at an exercise price of $1.25 per share with a term of three years in connection with the issuance of a $50,000 promissory note due 60 days from the date of issuance bearing interest at 10% per annum and a $20,000 promissory note due 180 days from the date of issuance bearing interest at 10% per annum. As of June 30, 2007, the principal balance of the $50,000 note has been repaid and the $20,000 note is in default and accruing interest at the penalty rate of 15% per annum. The Company owes a commission of 10% of the face value of the note and issued warrants to purchase 5,000 shares of common stock exercisable at $1.25 per share for a term of five years in connection with the $50,000 note.

•
On July 19, 2006, Kevin Harris, the Chief Operating Officer (“COO”) of the Company, loaned the Company $50,000, represented by a note bearing no interest and due in 180 days. This note represents the funds advanced by Mr. Harris primarily for the 2006 National Association of Broadcasters tradeshow and for other expenses. As consideration for the loan, the Company granted Mr. Harris 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The loan was repaid in full on October 16, 2006.

•
In September 2006, the Company issued 75,000 shares of common stock and warrants to purchase 75,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years in connection with the issuance of $125,000 of promissory notes due November 30, 2006 bearing interest at 10% per annum. Per the default terms of the notes, on December 21, 2006, the Company issued an additional 75,000 shares of its common stock and warrants to purchase 75,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to November 30, 2007. The Company paid a commission of 10% of the face value of the notes and issued warrants to purchase 12,500 shares of its common stock exercisable at $1.00 per share for a term of five years in connection with the $125,000 notes.

•
In October 2006, the Company issued 45,000 shares of common stock and warrants to purchase 45,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years in connection with the issuance of $75,000 of promissory notes due November 30, 2006 bearing interest at 10% per annum. Per the default terms of the notes, on December 21, 2006, the Company issued an additional 45,000 shares of its common stock and warrants to purchase 45,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to November 30, 2007. The Company paid a commission of 10% of the face value of the notes and issued warrants to purchase 7,500 shares of its common stock exercisable at $1.00 per share for a term of five years in connection with the $75,000 notes.

•
In March 2007, the Company issued 75,000 shares of its common stock and warrants to purchase 75,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years in connection with the issuance of $125,000 of promissory notes due 90 days from the date of issuance bearing interest at 10% per annum. Per the default terms of the notes, on June 27, 2007, the Company issued an additional 75,000 shares of its common stock and warrants to purchase 75,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to June 27, 2008. The Company paid a commission of 10% of the face value of the notes and issued warrants to purchase 12,500 shares of common stock exercisable at $1.00 per share for a term of five years in connection with the $125,000 notes.

Other issuances of stock and warrants:

•
On April 2, 2006, the Company issued 25,000 shares of common stock per the default terms of a $50,000 secured promissory note that matured on April 2, 2006. A total of 50,000 shares of common stock has been issued in connection with this secured promissory note since its date of issuance.

•
On April 17, 2006, the Company issued 20,000 shares of common stock per the default terms of a $40,000 secured promissory note that matured on April17, 2006. A total of 40,000 shares of common stock has been issued in connection with this secured promissory note since its date of issuance.

•
On May 1, 2006, the Company issued 25,000 shares of common stock per the default terms of a $50,000 secured promissory note that matured on May 1, 2006. A total of 50,000 shares of common stock has been issued in connection with this secured promissory note since its date of issuance.

•
On May 14, 2006, the Company issued 8,000 shares of common stock per the default terms of a $16,000 promissory note that matured on May 14, 2006. A total of 16,000 shares of common stock has been issued in connection with this promissory note since its date of issuance.

•
On May 30, 2006, the Company issued 50,000 shares of common stock per the default terms of a $100,000 secured promissory note that matured on May 30, 2006. A total of 100,000 shares of common stock has been issued in connection with this secured promissory note since its date of issuance.

•	On September 25, 2006, the Company issued 75,000 shares of common stock related to a consulting agreement with a third party.

•	On October 13, 2006, the Company issued 100,000 shares of common stock related to the extension of a$110,000 principal amount note.

•
At the end of each fiscal quarter, the Company issued 75,000 shares of common stock in connection with secured Senior Notes that are in default for a total of 300,000 share of common stock for the fiscal year.

•	At March 31, 2007, the Company had issued 54,540 shares of common stock in connection with a $100,000 Senior Subordinated secured note that is in default.

•
The Company has granted warrants to purchase 1,007,529 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 1,693,200 shares of common stock at an exercise price of $1.50 per share related to penalty provisions for promissory notes in default. The Company will issue the penalty warrants to the holders upon payment of such notes. These warrants were valued at $1,508,935.

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

OVERVIEW

Statmon Technologies Corp. is a wireless network and infrastructure technology management and solution provider. Our proprietary flagship software application, "Axess", and supporting integration products are deployed by telecommunications and broadcast operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical network comprises multiple transmission sites, base station and disparate systems, a wide range of devices, facilities and environmental control and NOCs.

The Statmon Platform is designed to keep all the remote sites of a network “on the air” and transmitting with automated control to preempt failure and maintain interactive control right down to the individual device level. The optimization of performance and prevention of failure eliminates or minimizes network or individual site downtime. Transmission downtime typically has a direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction. Payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or costs of being “off the air” typically make the ROI of the investment highly attractive. Advertisers do not pay for commercials that do not air and cell phone users do not make calls or download video when a base station or cell site is off the air. Geographically, the Statmon Platform streamlines the network engineering and remote site maintenance process reducing operating and outsourcing costs facilitating the reallocation of resources and lowering costs.

Architecturally designed as a universal MOM or MOT application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can all be monitored and controlled down to the individual device level from a single point of control or “dashboard” style screen in real time. A proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. HVAC, UPS control, diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy are all capabilities of the Statmon Platform.

Infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet demand. In developing countries, wireless networks provide an affordable alternative to the more expensive landline infrastructure. Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, broadband and convergence of media delivery and additional data services for the cellular markets. Cable systems are offering telecommunication and broadband services to their customers. Our RF (radio frequency) background in the mainstream broadcast industry places us in a strategic position to provide high end solutions for the telecommunications networks offering video and enriched multimedia content.

A major turning point for us occurred in September 2006 when we and MediaFLO entered into an agreement for us to install our Axess and related products in the MediaFLO mobile TV and multimedia transmission network. MediaFLO is providing mobile TV and multimedia services to the Verizon and AT&T subscribers. We anticipate that the MediaFLO mobile TV platform will be adopted by wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with MediaFLO, we are licensing our Axess software and supplying hardware interface components for the national rollout of over three hundred high-powered wireless transmission sites and the San Diego Network Operation Center. Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us. As of March 31, 2007, Qualcomm and/or MediaFLO had jointly issued the Company purchase orders totaling $2,579,003. As of the date of this filing, we have delivered all of the products pursuant to the above-referenced purchase orders. The MediaFLO agreement specifies no minimum or maximum number of purchase orders and is for a term of three years. We also provide support and maintenance to MediaFLO renewable on an annual basis.

We believe our products have application in the wireless, landline and fiber segments of the telecommunications industry providing network management, remote control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries wireless infrastructure networks are being developed as a viable alternative to hard wired networks. Economic remote site management is vital for viable operations.

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

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2007 AND 2006

Revenues - For the year ended March 31, 2007 total revenues increased to $3,714,761 from $1,261,879 for the same period last year. Revenues consisted of $3,714,761 of product revenues for the year ended March 31, 2007. Revenues consisted of $871,442 of product revenues and $390,437 of integration services revenues for the year ended March 31, 2006.  The increase in product revenues of approximately $2,843,000 is due principally to our sales to MediaFLO for the year which totaled approximately $2,500,000, to the ramping up of our direct sales activities to third-party customers, and also our expanded reseller/OEM arrangements. The decrease of approximately $390,000 in integration services revenues is the result of the Company’s re-focused efforts to expand its core software business and the temporary suspension of its integration services activities as of September 30, 2005.

Cost of Sales - Cost of sales were $811,798 and $363,916 for the year ended March 31, 2007 and 2006, respectively. Cost of sales consisted of $811,798 related to product revenues for the year ended March 31, 2007. Cost of sales consisted of $192,124 related to product revenues and $171,792 related to integration services revenues for the year ended March 31, 2006.  Overall gross profit margin increased to 78% for the year ended March 31, 2007 as compared to 71% for the year ended March 31, 2006 as the cost of sales related to the product revenues is less than that related to integration services.

Selling, General and Administrative Expenses - For the year ended March 31, 2006 operating expenses increased to $2,950,039 compared to $2,315,198 for the same period last year. Selling, general and administrative expenses were approximately 79% of sales for the year ended March 31, 2007, compared to approximately 183% of sales during the same period last year. The increase of approximately $635,000 in selling, general and administrative expenses can be primarily attributed to an increase in development activities focused on vertical market penetration, an increase in personnel related to ramping up of our direct sales activities to third-party customers and our expanded reseller/OEM arrangements offset by a decrease in personnel costs related to our integration services activities.

Other Expense - For the year ended March 31, 2006 other expense increased to $3,205,178 from $1,620,766 for the same period last year. This increase is primarily due to an increase in the cost of equity issued related to funds raised and penalties related to notes in default in fiscal 2007 and an increase in interest related expense due to an increase in overall outstanding debt.

Net Loss - As a result of the above, for the year ended March 31, 2007 the Company recorded a net loss of $3,252,254 compared to a net loss of $3,038,001 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $87,058 as of March 31, 2007 compared to $66,335 at March 31, 2006. In April through June 2007, we received net proceeds of $397,000 from the sale of Units, the details of which are discussed below.

The Company has financed its cash requirements primarily through operations and short-term borrowings. From September 2000 to March 31, 2007, the Company issued Units primarily consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling approximately $4,500,000. At March 31, 2007, $3,321,700 principal amount was outstanding.

Net cash provided by/(used in) operating activities was $17,363 and ($1,032,593) for the years ended March 31, 2007 and 2006, respectively. The use of cash in 2007 is the result of a net loss of approximately $3,252,000, partially offset by non-cash charges related to (i) depreciation of $11,427, (ii) common stock and warrants issued in association with debt of $1,876,258, (iii) amortization of debt discount of $399,421, (iv) amortization of deferred financing costs of $403,705, and a net change in operating assets and liabilities of approximately $486,000. The use of cash in 2006 is the result of a net loss of approximately $3,038,000, partially offset by non-cash charges related to (i) depreciation of $16,801, (ii) common stock and warrants issued in connection with debt of $619,479, (iii) amortization of debt discount of $516,931, (iv) amortization of deferred financing costs of $111,890, and a net change in operating assets and liabilities of approximately $740,000.

Net cash used in investing activities was $37,468 and $1,184 for the years ended March 31, 2007 and 2006, respectively. The use of cash in 2007 was the result of a computer purchases, network equipment and office equipment related to the growth of the Company. The use of cash in 2006 was the result of a new computer purchased for a new hire.

Net cash provided by financing activities was $40,828 and $908,138 for the years ended March 31, 2007 and 2006, respectively. Net cash provided by financing activities in fiscal 2007 was the result of proceeds from issuance of (i) $752,000 of Units consisting of promissory notes of various terms bearing interest generally at 10% per annum, a share of the Company’s common stock and generally a three or five-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share, offset by note repayments of $597,000. Additional financing costs of $114,172 were incurred related to the ongoing efforts to raise capital for the Company. Net cash provided by financing activities in fiscal 2006 was the result of proceeds from issuance of (i) $1,024,700 of Units consisting of promissory notes of various terms bearing interest generally at 10% per annum, a share of the Company’s common stock and generally a three-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share, offset by note repayments of $50,000. Additional financing costs of $66,562 were incurred related to the ongoing efforts to raise capital for the Company.

Between April 1 and June 30, 2007, the Company sold Units to investors as follows:

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to July 2, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of our common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to July 8, 2008.

•
(i) $20,000 principal amount promissory note bearing interest at 10% per annum and due one year from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on April 16, 2008 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matures on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to October 24, 2008.

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to November 19, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 26, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to November 26, 2008.

•
(i) $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 2, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to December 2, 2008.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to December 19, 2008.

As of March 31, 2007, the Company had a working capital deficiency of approximately $5,680,000, including notes payable and accrued interest totaling approximately $4,500,000, net of applicable debt discount. The Company has no long-term debt.

In order to continue its operations beyond March 2008, the Company will need to increase revenue and profit margins, repay or obtain extensions/conversions on its existing debt and raise additional working capital. The Company is seeking to secure permanent equity or long term debt financing on commercial terms. Over the past year the Company has received four term sheets from funding sources; however, the terms and conditions have not been acceptable due to valuation and conversion price reset provisions, among others. Management is currently in discussions with several different investment sources in regard to financing proposals. The Company also plans to approach its promissory note holders to convert the principal amount of their notes into shares of common stock and warrants, the final terms of which the Company has not yet determined. If the Company is successful at raising new equity capital or debt, it intends to use the proceeds to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

There can be no assurance that the Company will be able to raise the capital it requires in this time frame or at all or that it will be able to raise the capital on terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $12,960,000 since its inception and had net working capital deficiencies of approximately $5,680,000 at March 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the fees are fixed and determinable, collectability is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements. The Company's software license agreement entitles the licensee limited rights for upgrades and enhancements for the version they have licensed.

Effects of Recent Accounting Policies

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”), which indicates that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for annual or interim periods beginning after June 28, 2006. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3”, which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. We expect to implement FIN 48 beginning on April 1, 2007. We are evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when required to use fair value measures for recognition or disclosure purposes under GAAP. SFAS 157 adopted an “exit price” approach to determining fair value and established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels. Level 1 is the highest priority and is defined as observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 is defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data. Level 3 is the lowest priority and is defined as unobservable inputs such as a company’s own data. Prioritization of inputs, as well as other considerations, determine the level of disclosure required. SFAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009 The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth as of June 30, 2007, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company.

Name	Age	Position	Director and/or Officer Since
Geoffrey P. Talbot	59	Chairman, President, Chief Executive Officer & Chief Financial Officer	Chairman, President, Chief Executive Officer and Chief Financial Officer since June 2002

Peter J. Upfold	44	Chief Technology Officer, Vice Chairman, Director and Treasurer/Secretary	Vice Chairman, Chief Technology Officer and Director since June 2002
Kevin R. Harris	38	Chief Operating Officer	Since April 2004
Leonard Silverman, Ph.D.	67	Director	Director since June 2002
Robert B. Fields	69	Director	Director since June 2002

Each Director of the Company serves for a term of one year and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the annual meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the our current executive officers and directors as of June 30, 2007.

Geoffrey P. Talbot is a co-founder and has served as our Chairman, Chief Executive Officer and Chief Financial Officer since our formation in June 2000. From April 1997 to July 2000, Mr. Talbot was the Chief Executive Officer and a Director of J.C. Williamson Entertainment and J.C. Williamson Technologies in Los Angeles, California, a company that was involved in film production and technology.

Peter J. Upfold is a co-founder and has served as our Vice Chairman, Chief Technical Officer and a director since our formation in June 2000. Mr. Upfold relocated to the United States from Australia in 1998. From 1998 to 2000 he introduced the technology upon which our products are based to the North American market and engaged in organizational activities for the Company.

Kevin R. Harris has been our Chief Operating Officer since April 1, 2004. From Feb 2001 to March 2004, Mr. Harris served as the Senior Vice President of Finance and Corporate Controller for RKO Pictures, LLC. Prior to RKO, he was the Vice President of finance and controller for an internet content joint venture between DreamWorks SKG, Imagine Entertainment and Vulcan Ventures, Pop.com, LLC. From 1998 to 2000, Mr. Harris was the director of financial planning at Metro-Goldwyn-Mayer Studios, Inc. From 1995 to 1998, Mr. Harris worked in the capacity as head of production finance and Assistant Controller at PolyGram Television where he oversaw all aspects of production finance, accounting and financial planning. From 1993 to 1995, Mr. Harris was a financial auditor at KPMG Peat Marwick. He is a licensed CPA (CA #72778) and graduated with honors from the California State University at San Bernardino earning his bachelor of science in business administration. Mr. Harris serves as a board member for three philanthropic entities, Lollipop Theater Network, The Story Project and the Foundation for International Film Artists. Harris also serves as the treasurer of Lollipop Theater Network.

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

Committees of the Board of Directors

Audit Committee

Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations, in conjunction with management and our public auditors; and preparing the report that the Securities and Exchange Commission will require in our annual proxy statement.

The Audit Committee is comprised of two Directors, each of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. In 2004, the Audit Committee adopted a written charter. The members of our Audit Committee are Robert B. Fields and Leonard Silverman, Ph.D. Mr. Fields is the Chairman of the Committee and the Board of Directors has determined that Mr. Fields qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.

Compensation Committee

Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission will require in our Form 10-KSBs and proxy statements.

Our Compensation Committee is comprised of two Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. In 2007, the Board of Directors adopted a written charter. The members of our Compensation Committee are Leonard Silverman, Ph.D, Chairman of the Committee, and Robert B. Fields.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Act of 1934, as amended, requires the Company’s Directors and Executive Officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2007 with the following exceptions: Dr. Silverman, Mr. Fields and Kevin Harris each failed to file reports on Form 4 in a timely fashion during fiscal 2007. One Form 5 report was filed for each that covered stock and/or warrants granted during fiscal 2007, but was not filed timely. The transactions involved the issuance of stock and/or warrants in connections with loans these persons made to the Company in this or prior fiscal periods.

Code of Ethics

We adopted a Code of Ethics in 2004. A copy of our Code of Ethics may be obtained by sending a written request to us at 3000 Lakeside Drive, Suite 300-S, Bannockburn, IL 60015, att: Investor Relations.

ITEM 10.   EXECUTIVE COMPENSATION

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended March 31, 2007 and 2006.

Name (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Geoffrey P. Talbot (1) (2)	2007 2006	$ $	170,000 160,000	$ $	6,667	$ $	$ $	$ $	$ $	$ $	11,905 7,051 (3)	$ $	188,572 167,051
Peter J. Upfold (1) (2)	2007 2006	$ $	170,000 160,000	$ $	6,667	$ $	$ $	$ $	$ $	$ $	15,249 12,350 (3)	$ $	191,916 172,350
Kevin R. Harris	2007 2006	$ $	153,333 150,000	$ $	6,250	$ $	$ $	$ $	$ $	$ $		$ $	159,583 150,000

(1) On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Talbot and Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Talbot and Upfold have verbally agreed to defer a portion of their contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Talbot and Upfold received gross pay of $114,416 and $126,340, respectively, for the period April 1, 2006 to March 31, 2007 and $114,107 each for the period April 1, 2005 to March 31, 2006, and the Company has accrued $62,250 and $50,326, respectively, for the period April 1, 2006 to March 31, 2007 and $45,893 of compensation each for the period April 1, 2005 to March 31, 2006.

Each of the foregoing employment agreements has a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. Both Mr. Talbot and Mr. Upfold have subsequently verbally agreed to delay the second year contractual increase to $200,000 to January 1, 2007. Therefore, for years four and five of the employment agreements, annual salary increases, performance and incentive bonuses, including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years’ Form 10-KSB or June 30, whichever event occurs first.

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

Compensation Policy. The Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable it to achieve earnings and profitability growth to satisfy its stockholders. The Company must, therefore, create incentives for these executives to achieve both company and individual performance objectives through the use of performance-based compensation programs.

No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components. The main elements of our compensation package consist of base salary, restricted stock, stock options/warrants and bonus.

Base Salary. The base salary for each executive officer is reviewed and compared to the prior year, with considerations given for increase. As the Company continues to grow and financial conditions continue to improve, these base salaries will once again be reviewed for possible adjustments.

Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

Stock Options. The Company did not issue stock options to any employees or officers during the fiscal years ended 2006 and 2007.

Bonuses. To date, bonuses have been granted on a limited basis, with these bonuses related to meeting certain performance criteria that are directly related to areas within the executive’s responsibilities with the Company, such as production of product and sales of product to customers. As the Company continues to grow, more defined bonus programs will be created to attract and retain its employees at all levels.

Other. At this time, the Company has no profit sharing plan in place for employees. However, this is another area of consideration to add such a plan to provide yet another level of compensation to its compensation plan.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2007, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

Name and Address of Beneficial Owner Group	Amount of Common Stock and Warrants and Nature of Beneficial Ownership	Percent of Class of Common Stock
Geoffrey P. Talbot, Chairman, President, CEO, and CFO (1)	1,746,180	11.33%
Peter J. Upfold, CTO, Vice Chairman, Secretary/Treasurer (1)	2,811,603	18.25%
Leonard Silverman, Ph.D., Director (2)(3)	333,000	2.15%
Robert B. Fields, Director (2)(3)	214,000	1.39%
Kevin R. Harris, Chief Operating Officer (4)	520,000	3.32%
Thieme Consulting, Inc. (5)	2,012,006	13.06%
Martin E. Jacobs (6)	1,034,328	6.52%
Dean Delis (7)	4,592,150	24.97%
All Executive Officers and Directors as a Group (five persons)	5,624,783	36.43%

(1)	The address of Geoffrey P. Talbot and Peter J. Upfold is 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.

(2)	The address of Leonard Silverman, Ph.D. and Robert B. Fields is c/o Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.

(3)
Dr. Leonard Silverman and Robert Fields each received 100,000 shares for their services as Directors on December 31, 2002. The Company has granted a total of 108,000 and 9,000 warrants to purchase shares of its common stock to Dr. Silverman and Mr. Fields, respectively, in connection with loans that they made to the Company in previous years. The warrants are exercisable at $1.00 per share for three-year terms. See “Certain Relationships and Related Transactions.”

(4)
The address of Kevin R. Harris is c/o Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015. Includes warrants to purchase 220,000 shares of common stock exercisable at a price of $1.00 per share and warrants to purchase 50,000 shares of common stock exercisable at $1.25 per share.

(5)	The address of Thieme Consulting, Inc. is 845 third Ave., 14th Floor, New York, New York 10022.

(6)	The address of Martin E. Jacobs is 3415 South Sepulveda Boulevard, Suite 640, Los Angeles, CA 90034. Includes warrants to purchase 453,232 shares of common stock exercisable at $1.50 per share.

(7)
The address of Dean Delis is 2929 Campus Drive, Ste. 175, San Mateo, CA 94405. Includes warrants to purchase 892,839 shares of common stock exercisable at $1.00 per share, warrants to purchase 590,000 shares of common stock exercisable at $1.25 per share and warrants to purchase 1,503,411 shares of common stock exercisable at $1.50 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In October 2001, Thieme Consulting, Inc. and its affiliates loaned the Company $250,000, which was represented by senior notes (the “Senior Notes”). The Senior Notes matured in April and May 2002 and the Senior Notes have accrued interest since such dates at a rate of 15% per annum. In connection with the Senior Notes, Thieme Consulting acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock, exercisable for a three-year term at $2.00 per share. Under the terms of the Senior Notes, the Company has issued, and continues to issue, 25,000 restricted shares of its common stock per month until it has repaid the Senior Notes in full. The holder of the Senior Notes has a lien on all of the assets of the Company and retains certain priority rights over new equity capital the Company raises. In fiscal 2007, the Company issued a total of 300,000 of restricted shares of its common stock to Thieme under terms of the Senior Notes and Senior Note extensions.

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

In June 2004, Martin E. Jacobs, one of the Company’s legal counsels, settled a lawsuit for the Company that resulted in, among other things, the assignment of 1,120,000 shares of common stock back to the Company. Of these shares, Mr. Jacobs contingency fee arrangement with the Company entitled him to 373,396 restricted and unregistered shares of its common stock pursuant to Rule 144 of the Securities and Exchange Act of 1933 to its legal counsel in connection with the settlement. In November 2004, Mr. Jacobs loaned the Company $100,000 represented by a promissory note bearing interest at 10% per annum maturing in November 2005 and in connection with the loan the Company issued Mr. Jacobs 100,000 shares of its common stock and has issued warrants to purchase 100,000 shares of common stock exercisable at $1.50 per share for a three-year term. The note is currently in default and is accruing interest at 15% per annum and penalty warrants are being granted at the rate of 10,000 per month. During the fiscal year ended March 31, 2006, Mr. Jacobs loaned the Company an additional $114,700 of which $91,700 is represented by promissory notes bearing interest at 10% per annum due 365 days from the date of issuance, $16,000 is represented by a promissory note bearing interest at 10% per annum due 60 days from the date of issuance and $7,000 as a non-interest bearing loan which was subsequently repaid. In connection with these notes, the Company issued 107,700 shares of common stock and warrants to purchase 91,700 shares of its common stock exercisable at $1.50 per share for a three-year term. Mr. Jacobs is currently representing the Company in the action filed in the Superior Court of California, County of Los Angeles, Central District, Case No. BC335098 described in “Legal Proceedings.” Mr. Jacobs is handling the lawsuit on a one-third contingency basis of the net benefit to the Company.

Between November 2003 and June 30, 2007, Dean Delis has loaned the Company $1,615,000 represented by promissory notes bearing interest at 10% per annum of which $975,000 is outstanding at June 30, 2006 of which $775,000 is in default. In connection with these loans, the Company has issued 1,605,900 shares of common stock and warrants to purchase 100,000 shares of its common stock exercisable at $1.00 per share for a three-year term that expired on November 21, 2006, warrants to purchase 150,000 shares of its common stock exercisable at $1.00 per share for a five-year term, warrants to purchase 750,000 shares of its common stock exercisable at $1.50 per share for a five-year term and warrants to purchase 590,000 shares of its common stock exercisable at $1.25 per share for a five-year term. Additionally, the Company has granted warrants to purchase 742,839 shares of its common stock exercisable at $1.00 per share for a three-year term, granted warrants to purchase 805,334 shares of its common stock exercisable at $1.50 per share for a five-year term, issued 90,900 shares of common stock and accrued interest at the penalty rate of 15% per annum per the penalty provisions of the various notes. As of June 30, 2007, all outstanding indebtedness to Mr. Delis represents a secured obligation of the Company. The Company intends to file the UCC-1 filing perfected security in second position behind the $250,000 Secured Senior Notes plus interest.

On July 19, 2006, Kevin Harris, the Chief Operating Officer (“COO”) of the Company, loaned the Company $50,000, represented by a note bearing no interest and due in 180 days. This note represents the funds advanced by Mr. Harris primarily for the 2006 National Association of Broadcasters tradeshow and for reimbursement of other expenses. As consideration for the loan, the Company granted Mr. Harris 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. The loan was repaid in full on October 16, 2006.

ITEM 13.   EXHIBITS

(a) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Reorganization (1)

3.1	Articles of Incorporation (2)

3.2	Articles of Amendment of Articles of Incorporation (3)

3.3	Amended and Restated Bylaws of the Company (6)

4.1	Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

4.2	Form of Stock Certificate (6)

4.3	Form of Common Stock Purchase Warrant (exercisable at $5.00 per share) (6)

4.4	Form of Common Stock Purchase Warrant (exercisable at $2.00 per share) (6)

4.5	Form of Common Stock Purchase Warrant (exercisable at $1.00 per share) (6)

4.6	Form of Common Stock Purchase Warrant (exercisable at $1.50 per share) (8)

4.7	Form of Common Stock Purchase Warrant (exercisable at $1.25 per share) (8)

10.1	Share Purchase Agreement (Sino Global Development Limited) (4)

10.2	Share Purchase Agreement (Systems & Technology Corp.) (4)

10.3	Share Purchase Agreement (Ace Capital Investment Limited) (4)

10.4	Share Purchase Agreement (Powerlink International Finance Inc.) (4)

10.5	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended. (6)

10.6	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended. (6)

10.7	Agreement for Purchase and Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended. (6)

10.8	Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)

10.9	Addendum to Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)

10.10	Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc. (6)

10.11	Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited. (6)

10.12	Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest. (6)

10.13	Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest. (6)

10.14	Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.15	Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.16	Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000. (6)

10.17	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000. (6)

10.18	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields. (6)

10.19	Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to June 2007. (6)

10.20	Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC. (6)

10.21	Non-exclusive Reseller Agreement dated May 26, 2006 between Statmon Technologies Corp. and Harris Corporation (8)

10.22	Form of Senior Subordinated Promissory Note issued by Statmon Technologies Corp. to Dean Delis (8)

10.23	Form of Promissory Note issued by Statmon Technologies Corp. to Martin E. Jacobs (8)

10.24	* Agreement for Purchase and Sale of Remote Monitoring Products, dated September 7, 2006 between Statmon Technologies Corp. and MediaFlo USA, Inc.

10.25	* Premises lease by and between Statmon Technologies Corp. as tenant and YPI Bannockburn, LLC as Landlord

14.1	Code of Ethics (6)

14.2	Charter of Audit Committee (6)

14.3	* Charter of Compensation Committee

21.1	List of Subsidiaries of the Company (6)

24.1	* Power of Attorney.

31.1	* Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.

(2)	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.

(3)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.

(4)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.

(5)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.

(6)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on September 14, 2004.

(7)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2005.

(8)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2006.

(B) REPORTS ON FORM 8-K

- Form 8-K filed on October 4, 2006

- Form 8-K filed on September 15, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Marcum & Kliegman, LLP our current independent auditor billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the Year Ended March 31,
	2007	2006

Audit Fees	$140,000	$132,700
Audit Related Fees	-	-
Tax Fees	7,500	10,850
All Other Fees	-	-

Total Fees	$147,500	$143,550

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of July, 2007.

STATMON TECHNOLOGIES CORP., a Nevada corporation

By:	/s/ Geoffrey P. Talbot
Geoffrey P. Talbot Chairman, CEO, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below authorizes Geoffrey P. Talbot to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Geoffrey P. Talbot
GEOFFREY P. TALBOT	Chairman, CEO, President and Chief Financial Officer	July 16, 2007

/s/ Peter J. Upfold
PETER J. UPFOLD	Vice Chairman, CTO, Treasurer/Secretary	July 16, 2007

/s/ Leonard Silverman, Ph. D.
LEONARD SILVERMAN, Ph. D.	Director	July 16, 2007

/s/ Robert B.Fields
ROBERT B. FIELDS	Director	July 16, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheet as of March 31, 2007	F-2

Consolidated Statements of Operations for the Years Ended March 31, 2007 and March 31, 2006	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended March 31, 2007 and March 31, 2006	F-4

Consolidated Statements of Cash Flows for the Years Ended March 31, 2007 and March 31, 2006	F-5

Notes to Consolidated Financial Statements	F-6 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Statmon Technologies Corp.

We have audited the accompanying consolidated balance sheet of Statmon Technologies Corp. and Subsidiaries (the "Company") as of March 31, 2007 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statmon Technologies Corp and Subsidiaries as of March 31, 2007 and the consolidated results of their operations and their cash flows for the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of $3,252,254 and $3,038,001 during the years ended March 31, 2007 and 2006, respectively. In addition, as of March 31, 2007, the Company had a working capital deficiency of $5,680,322. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
New York, New York
July 12, 2007

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2007

ASSETS
Current Assets:
Cash	$87,058
Accounts receivable	229,052
Inventories	60,748
Prepaid expense and other current assets	62,221

Total Current Assets	439,079

Property and Equipment, net	41,331

Deferred Financing Costs	176,659
Security Deposits	217,065

Total Assets	$874,134

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,262,700 due to related parties), net of debt
discount of $48,894	$3,272,806
Accounts payable	575,089
Accrued expenses	417,558
Accrued compensation	417,636
Interest payable (including $509,003 due to related parties)	1,227,806
Deferred revenue	208,506

Total Liabilities	6,119,401

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized,
15,051,022 issued and outstanding	150,510
Additional paid-in capital	7,564,386
Accumulated deficit	(12,960,163)

Total Stockholders' Deficiency	(5,245,267)

Total Liabilities and Stockholders' Deficiency	$874,134

The accompanying notes are an integral part of these Consolidated Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2007	2006

Revenues	$3,714,761	$1,261,879

Cost of Sales	811,798	363,916

Gross Profit	2,902,963	897,963

Selling, General and Administrative Expenses	2,950,039	2,315,198

Operating Loss	(47,076)	(1,417,235)

Other Expense:
Interest (including $226,388 and $115,187 to related parties for
2007 and 2006 periods, respectively)	525,974	372,466
Common stock and warrants issued in association with
debt (including $940,834 and $337,911 to related parties
for 2006 and 2005 periods, respectively)	1,876,258	619,479
Amortization of debt discount	399,241	516,931
Amortization of deferred financing costs	403,705	111,890
Total Other Expense	3,205,178	1,620,766

NET LOSS	$(3,252,254)	$(3,038,001)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.23)	$(0.23)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	14,412,720	13,063,520

The accompanying notes are an integral part of these Consolidated Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended March 31, 2007 and 2006

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholder's
	Shares	Amount	capital	deficit	Deficiency

Balance, March 31, 2005	12,436,057	$124,361	$3,896,368	$(6,669,909)	$(2,649,180)

Issuance of debt related penalty shares	322,725	3,227	169,454		172,681
Issuance of shares and warrants related to new debt	829,700	8,297	389,509		397,806
Issuance of debt related penalty warrants			447,757		447,757
Issuance of warrants to placement agent			26,070		26,070

Net Loss				(3,038,001)	(3,038,001)

Balance, March 31, 2006	13,588,482	135,885	4,929,158	(9,707,910)	(4,642,867)

Issuance of debt related penalty shares	732,540	7,325	500,097		507,422
Issuance of shares related to new debt	655,000	6,550	376,096		382,646
Issuance of shares for financing related services	75,000	750	54,000		54,750
Issuance of debt related penalty warrants	-		1,591,735		1,591,735
Issuance of warrants to placement agent	-		20,300		20,300
Issuance of warrants to employees	-		93,000		93,000

Net Loss				(3,252,254)	(3,252,254)

Balance, March 31, 2007	15,051,022	$150,510	$7,564,386	$(12,960,164)	$(5,245,267)

The accompanying notes are an integral part of these Consolidated Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,252,254)	$(3,038,001)
Adjustments to reconcile net loss to net cash provided by/
(used in) operating activities:
Depreciation	11,427	16,801
Common stock and warrants issued in association with debt	1,876,258	619,479
Amortization of debt discount	399,241	516,931
Amortization of deferred financing costs	403,705	111,890
Non-cash stock based compensation charge	93,000
Changes in operating assets and liabilities:
Accounts receivable	(46,614)	(51,255)
Inventories	(15,359)	23,133
Prepaid expense and other current assets	(37,638)	1,402
Security Deposits	(206,600)	(3,150)
Accounts payable	120,546	49,115
Accrued expenses	(35,334)	175,965
Accrued compensation	82,676	157,474
Interest payable	478,758	369,139
Deferred revenue	145,551	18,484
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	17,363	(1,032,593)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(37,468)	(1,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	752,000	1,024,700
Repayment of notes payable	(597,000)	(50,000)
Deferred financing costs	(114,172)	(66,562)
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,828	908,138

NET INCREASE/(DECREASE) IN CASH	20,723	(125,639)

CASH, BEGINNING OF YEAR	66,335	191,974

CASH, END OF YEAR	$87,058	$66,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$25,223	$3,327
Income Taxes	$4,814	$917

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Value of Common Stock and Warrants issued related to new debt	$344,146	$397,806

Value of warrants issued to Placement Agent	$20,300	$26,070

Value of common stock issued to Placement Agent for Investor
relation services	$54,750	$-

Placement Agent commissions accrued and not yet paid	$47,500	$99,000

Value of Common Stock and Warrants related to extension of
notes payable	$261,400	$-

Accrued interest reclassified as notes payable	$22,000	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.  BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a proprietary software application and network solution provider. The Statmon platform is primarily used for the management and control of telecommunications and broadcast transmission infrastructure networks. The Company’s proprietary flagship software application "Axess" and supporting integration products are deployed by major corporate, institutional and governmental customers to optimize the performance of their infrastructure networks comprising wide scale remote sites, disparate systems, devices, facilities and network operation centers (“NOC”).

The Statmon platform is designed to keep networks healthy and transmission sites on the air 24/7 with proactive automation and control right down to the individual remote site and device level.

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

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $12,960,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $5,680,000 at March 31, 2007. In addition, as more fully detailed in Note 7[d], the Company has not been current in the payment of its Federal, State and Local payroll taxes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during fiscal 2007 and 2006 through the sale of Units consisting of notes, common stock and warrants to purchase shares of common stock resulting in net proceeds to the Company of approximately $155,000 and $975,000, respectively. In addition, as more fully described in Note 9, the Company raised $397,000 in April through June 2007 from the sale of promissory notes and related equity (“Units”).

Management Plans

The Company had positive net cash flow from operations of approximately $17,000 during the year ended March 31, 2007 in addition to $155,000 proceeds from the sale of promissory notes, common stock and warrants to purchase shares of common stock (“Units”) net of note repayments. The Company anticipates this trend of positive cash flows from operations is expected to continue in fiscal 2008 based on purchase orders in hand and qualified sales’ pipelines.

In order to reduce debt and simultaneously maximize growth and expansion of operations, it will require capital infusions to fund our total capital needs. While the Company anticipates its future operations will be cash flow positive, delays in customers implementation dates, payment schedules and delivery roll outs may impact short term cash flow expectations causing the Company to increase its borrowings. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow during fiscal 2008 as the existing and new sales channel partner relationships develop. The Company has raised short term capital through the sale of Units of $397,000 since March 31, 2007. The Company continues to negotiate with sources of permanent equity or convertible term debt to fund expansion and restructure existing debt and plans to offer its current debt holders the opportunity to convert their debt into equity during fiscal 2008. There can be no guarantee the Company will be successful in securing such funding. The Company also plans to offer its note holders the opportunity to convert the principal and interest of their notes into shares of Common stock and warrants in fiscal 2008.

There can be no assurances that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek further protection under applicable bankruptcy laws.

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

d.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $804,000 in fiscal 2007 and $553,000 in fiscal 2006.

e.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

f.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 9,225,177 and 7,057,298 shares of common stock as of March 31, 2007 and 2006, respectively.

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

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

j.
Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As of March 31, 2007, the Company does not believe that any impairment has occurred.

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

For the years ended March 31, 2007 and 2006, the Company did not issue any options to its employees.

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

m.	Shipping and Handling - Shipping and handling costs incurred are either billed to the customer and included as part of cost of sales or charged to cost of sales as incurred.

n.	Amortization of Debt Discount- Debt discount is amortized on a straight-line basis over the life of the related notes.

o.	New Accounting Pronouncements -

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”), which indicates that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for annual or interim periods beginning after June 28, 2006. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3”, which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2006, the FASB published Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The requirements in SFAS 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with earlier application encouraged. Any cumulative effect of the change in accounting principle will be recorded as an adjustment to the opening accumulated deficit balance. We expect to implement FIN 48 beginning on April 1, 2007. We are evaluating the impact that adopting FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when required to use fair value measures for recognition or disclosure purposes under GAAP. SFAS 157 adopted an “exit price” approach to determining fair value and established a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels. Level 1 is the highest priority and is defined as observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 is defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with observable market data. Level 3 is the lowest priority and is defined as unobservable inputs such as a company’s own data. Prioritization of inputs, as well as other considerations, determine the level of disclosure required. SFAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consists of the following:

Computer Equipment	$69,283
Software	13,008
Office Equipment	31,502
113,794

Less: accumulated depreciation	72,463

$41,331

Depreciation of property and equipment was $11,427 and $16,801 for the years ended March 31, 2007 and 2006, respectively.

4. NOTES PAYABLE

Notes payable at March 31, 2007 consist of the following:

Senior Notes Payable - Thieme Consulting, Inc.
- related party	[a	]	$250,000
Senior Subordinated Notes Payable - Delis
- related party	[b	]	775,000
Senior Subordinated Notes Payable	[c	]	365,000
Notes Payable - various(Including $244,700
from related parties)	[d	]	$1,931,700

			3,321,700

Less: Debt Discount			(48,894)

			$3,272,806

[a] In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the “Senior Notes”) for a total of $250,000, accruing interest at 10% per annum. In connection with the Senior Notes, Thieme Consulting, Inc. acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $2.00 per share which expired on October 31, 2006. The three Senior Notes initial terms went into default on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. Pursuant to the loan agreements penalty provisions, the Company has issued and continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The Company’s obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are fully repaid.

On February 7, 2003 the Company entered into a promissory Note Extension Agreement with the holder of the Senior Notes. Pursuant to that agreement, the Company extended the Senior Notes until June 30, 2003 and they are currently in default. The extension consideration was 200,000 shares of common stock which were valued at $36,385, with the 15% penalty interest rate continuing to accrue, plus, the Company will continue to issue the holders of the Senior Notes 25,000 shares per month or a pro rata share amount until repayment in full of all principal and interest. The Company accrued $37,500 of interest and granted the note holder 300,000 penalty shares, valued at $209,750, during the year ended March 31, 2007. The Company accrued $37,500 of interest and issued the note holder 300,000 penalty shares, valued at $164,000, during the year ended March 31, 2006.

[b] Between November 2003 and March 31, 2007, the Company has issued various Units, which generally consist of a promissory note bearing interest generally at 10% per annum, a share of the Company’s common stock and generally three-year warrants to purchase shares of common stock (“Units”), to Mr. Dean Delis (“Delis”) which included Promissory Notes totaling $1,415,000, accruing interest at 10% per annum. As of March 31, 2007, the Company has committed to provide all outstanding promissory notes totaling $775,000, along with two other investors, a security interest in second position behind the Senior Notes (“Senior Subordinated Notes”). As of March 31, 2007, all of Delis’s Senior Subordinated Notes are in default and are accruing interest at the penalty rate of 15% per annum along with varying amounts of penalty warrants and 4,545 penalty shares on a monthly basis. The Company accrued $155,558 of interest, granted 836,474 penalty warrants, valued at $531,355, and issued 174,540 penalty shares, valued at $95,733, related to such notes during the year ended March 31, 2007. The Company accrued $73,187 of interest, granted 262,725 penalty warrants, valued at $70,091, and issued 22,725 penalty shares, valued at $8,681, related to such notes during the year ended March 31, 2006.

4. NOTES PAYABLE, continued

[c] Between November 24, 2003 and July 15, 2005, the Company has issued various Units to two investors which included Promissory Notes totaling $365,000, accruing interest at 10% per annum. As of March 31, 2007, all promissory notes are outstanding and in default, and, along with one other investor, have been designated as Senior Subordinated Notes. As of March 31, 2007 these notes are accruing interest at the penalty rate of 15% per annum along with varying amounts of penalty warrants on a monthly basis. The Company accrued $54,178 of interest and granted 765,931 penalty warrants, valued at $414,636, related to these notes during the year ended March 31, 2007. The Company accrued $49,901 of interest and granted 703,257 penalty warrants, valued at $156,779, related to these notes during the year ended March 31, 2006.

[d] Between April 5, 2002 and March 31, 2007 the Company issued Units totaling $2,126,700. These Units generally consisted of (i) a promissory note bearing interest generally at 10% per annum, (ii) a share of the Company’s common stock and (iii) three or five-year warrant to purchase shares of common stock at an exercise price between $1.00 and $2.00 per share to approximately 62 investors. These notes had initial maturity dates between October 2, 2002 and June 27, 2007. At March 31, 2007, $195,000 principal amount of these notes have been repaid, plus interest of $27,204, with the remaining $1,931,700 principal amount of these notes still outstanding. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the Unit, as a penalty until the repayment of the notes in full. The Company accrued $253,522 of interest, granted 1,098,324 penalty warrants, valued at $562,943 and issued 38,000 penalty shares, valued at $23,340, related to such notes during the year ended March 31, 2007. The Company accrued $208,552 of interest and granted 830,880 penalty warrants, valued at $220,887, related to such notes during the year ended March 31, 2006.

On September 30, 2006, the Company granted warrants to purchase 5,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years as commission for $50,000 of capital raised in July of 2006. These warrants were valued at $2,850. In addition, on September 30, 2006, the Company granted warrants to purchase 12,500 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $125,000 of capital raised in September of 2006.

On June 30, 2006, the Company granted warrants to purchase 30,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years as commission for $300,000 of capital raised in June of 2006. These warrants were valued at $9,000. In addition, on May 9, 2006, the Company granted warrants to purchase 2,500 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $25,000 of capital raised in May of 2006.

On March 31, 2006, the Company granted warrants to purchase 24,000 shares of common stock exercisable at a price of $1.50 per share for a term of three years as commission for $240,000 of capital raised between October 2005 and March 2006. These warrants were valued at $4,320.

During the year ended March 31, 2007, the company granted warrants to purchase 890,000 shares of common stock, valued at $351,650, in relation to new debt issued during the year. In addition, the Company granted warrants to purchase 120,000 shares of common stock, valued at $82,800, related to note extensions during the year.

5. EQUITY TRANSACTIONS

[a] Common Stock

During the year ended March 31, 2007, the Company issued 300,000 shares of common stock valued at $209,750 associated with the secured Senior Notes that are in default (Note 4[a]), 174,540 shares of Common Stock valued at $95,733 associated with the secured Senior Subordinated Notes that are in default (Note 4[b]), 38,000 shares of common stock valued at $23,340 to various parties as penalty shares related to short-term notes that expired during the year, 100,000 shares of Common Stock valued at $73,000 related to a note extension to February 8, 2007, 75,000 shares of Common Stock valued at $54,750 as compensation to a consultant for investor relation services and 120,000 shares of common stock valued at $105,600 to extend a group of notes to November 30, 2007, and 655,000 shares of common stock to note holders related to new debt in the period.

During the year ended March 31, 2006, the Company issued 322,725 shares of common stock valued at $172,681 to various parties as penalty shares associated with debt in default (Note 4[a] and 4[b]) and 829,700 shares of common stock to note holders related to new debt in the period.

 [b] Warrants

The following table illustrates the Company’s warrant issuances and balances outstanding through March 31, 2007. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

	Shares	Weighted Average Exercise Price	Exercisable

Warrants outstanding and exercisable at March 31, 2005	4,623,992	$1.35	4,623,992

Granted	2,707,562	1.17
Canceled	-	-
Expired	(274,256)	-
Exercised	-	-

Warrants outstanding and exercisable at March 31, 2006	7,057,298	$1.28	7,057,298

Granted	3,985,729	1.17
Canceled	-	-
Expired	(1,817,851)	-
Exercised	-	-

Warrants outstanding and exercisable at March 31, 2007	9,225,176	$1.28	9,225,176

The following is additional information with respect to the Company’s warrants as of March 31, 2007.

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable
$1.00	5,807,897	2.02	$1.00	5,807,897

$1.25 - 2.00	3,167,279	2.73	1.44	3,167,279

$5.00	250,000	0.13	5.00	250,000

$1.00 - 5.00	9,225,176	2.21	$1.26	9,225,176

The Company granted warrants to purchase 225,000 shares of common stock, valued at $98,000, to two employees during the year ended March 31, 2007.

5. EQUITY TRANSACTIONS, continued

[c] Preferred Stock

On November 5, 2004 the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share. At the time of this filing, there are no shares of preferred stock issued and outstanding.

6.  INCOME TAXES

As of March 31, 2007, the Company has net operating loss carry forwards of approximately $6,052,688 for Federal and State tax purposes expiring between calendar 2007 and 2027.  These losses are subject to IRS and applicable state regulations and may be subject to significant limitations.  The resulting deferred tax asset of approximately $2,597,880 as of March 31, 2007 represents an increase of approximately $116,000 from the previous year and has been offset by a corresponding valuation allowance.

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards, as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate is as follows:

	For the Years Ended
	March 31,
	2007	2006

Federal statutory rate	(34)%	(34)%
State income tax rate, net of federal benefit	(6)%	(6)%
Valuation allowance	40%	40%

Effective rate	-0-%	-0-%

7. COMMITMENTS AND CONTINGENCIES

[a]   Leases - The Company leases its office facilities and equipment under non-cancelable lease arrangements. The Company leases and maintains its principal place of business at 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015. The Company leases approximately 10,000 square feet in this facility. The lease term began on February 1, 2007 and continues to July 31, 2012. The straight line rent expense is $19,797 per month, including current estimates for property taxes and operating costs.

7. COMMITMENTS AND CONTINGENCIES, continued

The Company has secured a subtenant for its former offices located at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210, subject to the final written approval of the master landlord. The term of the sublease began on July 5, 2007 and continues through January 31, 2010. Per the terms of the sublease, the first two months of rent have been abated. Total minimum future rental payments have not been reduced by $382,946 of sublease rentals to be received under non-cancelable subleases. The Company leases 3,953 square feet in this facility. The straight-line rent expense is $10,374 per month. Future annual net minimum lease payments under non-cancellable operating leases for the fiscal years ending March 31 are as follows:

2008	$456,706
2009	414,706
2010	454,305
2011	332,857
2012	276,049
2013	92,970
$2,027,5932

[b]   Legal Proceedings - On June 16, 2005 the Company filed an action in the Superior Court of the State of California, County of Los Angeles, Central District, case No. BC335098, against Application Science and Technology LLC, Chad Kalebic, Michael Hurst, Anthony Briede and others (the “Defendants”). The Company initiated the litigation after ongoing and reoccurring feedback from the marketplace that the Defendants were actively interfering with the Company’s business relationships and violating contractual agreements despite formal warnings to cease and desist. The case included allegations of: Unfair Competition; Violations of California Business Code, Sections 17.200 ET SEQ and 17.000 ET SEQ; Intentional Interference with Plaintiffs Business Relationships, Negligent Interference with Plaintiff’s Business Relationships; Slander and Injunction. The Company retained litigation counsel on a one-third contingency basis of the net benefit to the Company. The Company was to advance and pay the Court filing and costs and expenses of the litigation. On December 6, 2005, after losing a demurrer which they filed against the Statmon complaint, the Defendants in case No. BC335098 filed a Cross Complaint in the Superior Court of California against Statmon Technologies Corp. and employees Mr. Geoffrey Talbot and Mr. Ken Dillard as Cross Defendants/Plaintiffs claiming Breach of Settlement Agreement, Intentional Interference with Contractual Relationships, Intentional Interference with Prospective Business Relationships, Defamation, Trade Libel, Violation of California Business and Professional Code, Negligent Interference with Prospective Business Relationships and Negligent Interference with Contractual relationships. A defense to the cross-complaint was furnished by an insurance carrier of Statmon. In addition, the Defendants in case No. BC335098 filed a Complaint For Declaratory Relief in the United States District Court For The Northern District of Illinois, Eastern Division seeking to secure a judicial determination and declaration that they had independently developed their own software without impermissibly copying Statmon’s software and that the Defendant’s software does not infringe upon any Statmon copyright.

7. COMMITMENTS AND CONTINGENCIES, continued

The California state case was stayed (temporarily stopped) by the court pending resolution of the declaratory relief action filed in the United States District Court in Illinois. It was anticipated that the California state litigation would resume thereafter unless a settlement were reached. The matter has now been settled. There is no monetary recovery by either side in the California Superior Court case, either on the Complaint or Cross-complaint, and the California Superior Court case has been dismissed in its entirety. An agreed to judgment was entered in the Chicago case providing that Application Science and Technology LLC did not copy or infringe upon the Stamon software. Each side is responsible for its own attorneys' fees, costs and expenses.

Since March 31, 2007 an action was filed by the Epstein Family Trust against Statmon Technologies Corp. on two notes totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. There was a guarantee by Geoffrey Talbot on the note for $25,000, the CEO of Statmon, and therefore Mr. Talbot was joined as a party defendant. The case number is BC 371 276. It was filed on May 17, 2007 in Los Angeles Superior Court for breach of contract and similar causes of action. Negotiations are ongoing to resolve this case.

[c]
Employment Agreements - On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Talbot and Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Talbot and Upfold have verbally agreed to defer a portion of their contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Talbot and Upfold received gross pay of $114,416 and $126,340, respectively, for the period April 1, 2006 to March 31, 2007 and $85,532 each for the period July 1, 2004 to March 31, 2005 and $114,107 each for the period April 1, 2005 to March 31, 2006, and the Company has accrued $62,250 and $50,326, respectively, for the period April 1, 2006 to March 31, 2007 and $34,468 and $45,893 of compensation each for each for the period April 1, 2005 to March 31, 2006period, respectively.

Each of the foregoing employment agreements has a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. Both Mr. Talbot and Mr. Upfold have subsequently verbally agreed to delay the second year contractual increase to $200,000 to January 1, 2007. Therefore, for years four and five of the employment agreements, annual salary increases, performance and incentive bonuses, including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years’ Form 10-KSB or June 30, whichever event occurs first.

7.    COMMITMENTS AND CONTINGENCIES, continued

[d]
Other - During the year ended March 31, 2007, the Company received notices from the Federal and State taxing authorities relating to $114,000 of past due payroll taxes and in July 2006, the Company paid such amounts in full. As of March 31, 2007, the Company was delinquent in its filing of several years’ Federal, State and local compensation related filings, related to amounts paid to the Company’s founders who are the Chief Executive Officer, Chief Technical Officer and one other individual for payroll reporting purpose. As the Company has not been in a position to comply with the Chief Executive Officer and the Chief Technology Officer employment contracts the Company has decided to classify these individuals as non-employees. For payroll tax reporting purposes, through December 31, 2006, the gross unreported compensation amounts aggregated to approximately $1,400,000 for the three individuals. Management of the Company has indicated that it will rectify the non-reporting of several years of compensation to these individuals by August 15, 2007 through the filing of Federal forms 1099 and 1096. The Company also plans to pay accrued compensation of approximately $425,000 to the Chief Executive Officer and Chief Technology Officer which the Company has accrued prior to March 31, 2007. At the time of this filing, approximately $130,000 of accrued compensation due to the other individual has been paid which was utilized to pay the related income taxes on $301,829 of the above mentioned $1,400,000 of unreported 1099 income to the respective taxing authorities. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

8. MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

The Company sold a substantial portion of its product and services to two customers during the year ended March 31, 2007. Sales to these customers were approximately $2,545,000 (69%) and $217,000 (6%). The accounts receivable balance for these customers at March 31, 2007 was approximately $20,000.

The Company sold a substantial portion of its product and services to three customers during the year ended March 31, 2006. Sales to these customers were approximately $209,000 (17%), $172,000 (14%) and $157,000 (12%).

[b]	Foreign Revenue

The Company generated approximately $186,000 and $170,000 of revenue from the sale of its product and services to foreign customers during the years ended March 31, 2007 and 2006, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for cash.

9. SUBSEQUENT EVENTS

Between April 1 and June 30, 2007, the Company sold Units to investors as follows:

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to July 2, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to July 8, 2008.

•
(i) $20,000 principal amount promissory note bearing interest at 10% per annum and due One Year from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on April 16, 2008 after which interest will increase to 15% per annum until the note is repaid.

•
(i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matures on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the notes to October 24, 2008.

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to November 19, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 26, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to November 26, 2008.

•
(i) $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 2, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to December 2, 2008.

9. SUBSEQUENT EVENTS, continued

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the notes to December 19, 2008.

On June 27, 2007, the Company issued an additional 75,000 shares of its common stock and warrants to purchase 75,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date to June 27, 2008 of two notes whose principal balance totaled $125,000.

As of the date of this filing, the Company has secured a subtenant for its former offices located at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210, subject to the final written approval of the master landlord. The term of the sublease began on July 5, 2007 and continues through January 31, 2010. Per the terms of the sublease, the first two months of rent have been abated.