Form 10QSB
period 2007-06-30
STATMON TECHNOLOGIES CORP
filed 2007-08-14
CIK 319008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission File No. 000-09751

STATMON TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0242652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015
(Address of principal executive offices)

(847) 604-5366
(Issuer’s telephone number)
Former name, former address and former fiscal year, if changed since last report:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, $.01 par value	15,565,402

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
June 30, 2007

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
Current Assets:
Cash	$80,271
Accounts receivable	141,542
Inventories	71,381
Prepaid expense and other current assets	33,941

Total Current Assets	327,135

Property and Equipment, net	38,754

Deferred Financing Costs	337,517
Security Deposits	222,790

Total Assets	$926,196

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,462,700 due to related parties), net of debt
discount of $139,094	$3,579,606
Accounts payable	571,956
Accrued expenses	460,189
Accrued compensation	383,842
Interest payable (including $556,225 due to related parties)	1,354,178
Deferred revenue	218,151

Total Liabilities	6,567,922

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized,
15,490,857 issued and outstanding	154,909
Additional paid-in capital	9,005,542
Accumulated deficit	(14,802,177)

Total Stockholders' Deficiency	(5,641,726)

Total Liabilities and Stockholders' Deficiency	$926,196

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2007	2006

Revenues	$704,069	$252,733

Cost of Sales	123,341	67,150

Gross Profit	580,728	185,583

Selling, General and Administrative Expenses	1,126,848	593,562

Operating Loss	(546,120)	(407,979)

Other Expense:
Interest (including $50,728 and $51,789 to related parties for
2007 and 2006 periods, respectively)	129,766	116,756
Common stock and warrants issued in association with
debt (including $483,007 and $152,379 to related parties
for 2007 and 2006 periods, respectively)	938,791	248,180
Amortization of debt discount	149,864	143,381
Amortization of deferred financing costs	77,473	64,898
Total Other Expense	1,295,894	573,215

NET LOSS	$(1,842,014)	$(981,194)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.13)	$(0.07)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	14,412,720	13,768,116

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,842,014)	$(981,194)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,577	2,916
Common stock and warrants issued in association with debt	938,791	248,180
Amortization of debt discount	149,864	143,381
Amortization of deferred financing costs	77,473	64,898
Non-cash stock based compensation charge	47,500
Changes in operating assets and liabilities:
Accounts receivable	87,510	36,214
Inventories	(10,633)	5,894
Prepaid expense and other current assets	28,280	20,123
Security deposits	(5,725)	-
Accounts payable	(3,133)	(30,522)
Accrued expenses	42,631	48,334
Accrued compensation	(33,794)	34,369
Interest payable	126,372	114,904
Deferred revenue	9,645	30,468
NET CASH USED IN OPERATING ACTIVITIES	(384,656)	(262,035)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	397,000	335,000
Deferred financing costs	(19,131)	(6,306)
NET CASH PROVIDED BY FINANCING ACTIVITIES	377,869	328,694

NET (DECREASE)/INCREASE IN CASH	(6,787)	63,946

CASH, BEGINNING OF PERIOD	87,058	66,335

CASH, END OF PERIOD	$80,271	$130,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,535	$926
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Value of common stock and warrants issued related to new debt	$608,626	$346,650

Value of warrants issued to placement agent	$18,200	$10,075

Placement agent commissions accrued and not yet paid	$20,000	$30,000

Value of common stock and warrants related to extension of
notes payable	$201,000	$-

See notes to condensed consolidated financial statements.

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a wireless network and infrastructure technology management solution provider. Our proprietary flagship software application, "Axess", and supporting integration products (the “Statmon Platform”) are deployed by telecommunications, broadcast and navigation aid operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical network comprises multiple transmission sites, base station and disparate systems, a wide range of devices, facilities, environmental control and network operation centers (“NOC”).

The Statmon Platform is architecturally designed as a universal “Manager of Managers” (“MOM”) or “Manager of Technologies” (“MOT”) software application. Wide scale systems and network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can all be monitored and controlled, in real time, down to the individual device or sensor level from a single point of control or “dashboard” style computer screen. Customer configured preemptive alarm systems report to a NOC or designated wireless device for appropriate attention or action. The Statmon Platform capabilities include controlling mission critical transmission operations down to the control of HVAC systems, uninterrupted power supply (“UPS”), diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy. The Statmon platform is designed to keep networks fully operational and transmission sites on the air 24/7.

The marketing and distribution of our products are primarily facilitated by third party sales channels, strategic partners and original equipment manufacturer (“OEM”) collaborations. Channel partners are developed and managed by an internal business development team and supported by a direct sales force.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB filed July 16, 2007 and the Company's other filings with the SEC. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. The Company has incurred net losses of approximately $14,802,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $6,241,000 at June 30, 2007. In addition, as more fully detailed in Note 5[b], the Company has not been current in the payment of its Federal, State and Local payroll taxes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plans

As more fully described in the Notes below, the Company funded its operations during the three months ended June 30, 2007 and 2006 through the sale of promissory notes, common stock and warrants to purchase shares of common stock (“Units”) resulting in net proceeds to the Company of approximately $397,000 and $335,000, respectively.

1. BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company will require capital infusions to fund its total capital needs. While the Company anticipates its future operations will be cash flow positive, delays in customers implementation dates, payment schedules and delivery roll outs may impact short term cash flow expectations causing the Company to increase its borrowings. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow during fiscal 2008 as the existing and new sales channel partner relationships develop. The Company continues to negotiate with sources of permanent equity or convertible term debt to fund expansion and restructure existing debt.

The Company also plans to offer its note holders the opportunity to convert the principal and interest of their notes into shares of Common Stock and warrants in fiscal 2008.

There can be no assurances that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Consolidation - The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Statmon-eBI Solutions, LLC, a Nevada limited liability company and STC Software Corp., a Delaware corporation. All inter-company accounts and transactions have been eliminated in consolidation.

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

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $308,000 and $183,000 for the three months ended June 30, 2007 and 2006, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of warrants to purchase 10,096,873 and 8,037,721 shares of common stock as of June 30, 2007 and 2006, respectively.

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

As of March 31, 2007, the Company had no unvested options and did not grant any options to employees during the three months ended June 30, 2007. The adoption of SFAS 123R did not affect the Company’s financial position, results of operations or cash flows, but may have a material impact if options are granted in the future.

i.
New Accounting Pronouncements - Effective April 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded. The Company recognized a deferred tax asset of approximately $2,579,880 as of June 30, 2007, primarily relating to net operating loss carryforwards of approximately $6,052,688, available to offset future taxable income through 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.

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

3. NOTES PAYABLE

During the three months ended June 30, 2007, the Company sold Units to investors as follows:

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008.

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

•
(i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matures on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008.

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 19, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 26, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 26, 2008.

•
(i) $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 2, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 2, 2008.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 19, 2008.

In total, at June 30, 2007, $2,996,700 principal amount of the $3,286,700 principal amount of outstanding loans and promissory notes are in default and $1,354,178 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes as of June 30, 2007 which are included in notes payable. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2007 is $205,952.

3. NOTES PAYABLE (continued)

The Company has committed to secure the obligation to two noteholders in second position behind the Senior Notes for a total of $1,090,000 as of June 30, 2007. Additionally, the Company has committed to secure the obligation to one noteholder in third position behind the Senior Notes for a total of $250,000. These notes are collectively referred to as the Senior Subordinated Notes. The accrued interest on these Senior Subordinated Notes at June 30, 2007 is $417,182.

During the three months ended June 30, 2007, the Company granted three-year warrants to purchase 423,300 shares of common stock at $1.00 per share and three-year warrants to purchase 306,645 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default. In addition, the Company issued 75,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock at $1.00 per share per the automatic extension terms of two notes payable.

During the three months ended June 30, 2007, the Company granted warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $200,000 of capital raised in April of 2007. These warrants were valued at $18,200.

4. EQUITY TRANSACTIONS

[a] Common Stock

During the three months ended June 30, 2007, the Company issued 75,000 shares of Common Stock valued at $102,750 associated with the secured Senior Notes that are in default, 13,635 shares of Common Stock valued at $18,680 associated with the secured Senior Subordinated Notes that are in default and 75,000 shares of Common Stock valued at $108,750 per the automatic extension terms of two notes payable. Additionally, the Company issued 276,200 shares of Common Stock valued at $333,730 associated with new debt during the same period.

[b] Stock Options and Warrants

During the three months ended June 30, 2007, the Company granted 1,081,145 warrants to note holders, of which 276,200 warrants were valued at $274,896 related to new debt in the period, 729,945 warrants were valued at $817,361 related to notes in default and 75,000 warrants were valued at $92,250 related to note extensions. In addition, the Company granted 20,000 warrants valued at $18,200 as commission to placement agents for placing $200,000 of new debt during the period and 125,000 warrants to an employee per the vesting schedule established in April of 2006 valued at $47,500.  The weighted average exercise price of the warrants granted during the period was $1.15. The vesting period on these warrants is immediate and the exercise period is for three to five years from the dates of their respective issuances.

5. COMMITMENTS AND CONTINGENCIES

[a]
Legal Proceedings - On May 17, 2007 an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against Statmon Technologies Corp. on two notes totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. There was a guarantee by Geoffrey Talbot on the note for $25,000, the CEO of Statmon, therefore Mr. Talbot was joined as a third party defendant. The case number is BC 371 276. The action is being defended and negotiations continue to be ongoing to resolve this case.

5. COMMITMENTS AND CONTINGENCIES, continued

[b]
Other - As of the date of this filing, the Company has rectified the non-reporting of several years of compensation to the Chief Executive Officer, Chief Technical Officer and one other individual through the filing of Federal forms 1099 and 1096. As the Company has not been in a position to comply with the Chief Executive Officer and the Chief Technology Officer employment contracts the Company has decided to classify these individuals as non-employees. For payroll tax reporting purposes, through December 31, 2006, the gross reported compensation amounts aggregated to approximately $1,400,000 for the three individuals. The Company plans to pay accrued compensation of approximately $425,000 to the Chief Executive Officer and Chief Technology Officer which the Company has accrued prior to March 31, 2007. At the time of this filing, approximately $130,000 of accrued compensation due to the other individual has been paid which was utilized to pay the related income taxes on $301,829 of the above mentioned $1,400,000 of unreported 1099 income to the respective taxing authorities. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

6. MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

During the three months ended June 30, 2007, one customer comprised 52% of the Company’s sales. The accounts receivable balance for this customer at June 30, 2007 was $37,553. During the three months ended June 30, 2006, two customers comprised 50% and 28% of the Company’s sales.

[b]	Foreign Revenue

The Company generated approximately $83,000 and $126,000 of revenue from the sale of its products and services to foreign customers during the three months ended June 30, 2007 and 2006, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

7.	SUBSEQUENT EVENTS

On July 31, 2007, the Company issued 29,545 shares of restricted common stock and granted warrants to purchase 4,545 shares of common stock at an exercise price of $1.00 per share with a term of five year to two secured note holders per the penalty provisions of their respective notes in default.

Per the default terms of a $50,000 note that matured on July 2, 2007, the Company will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008.

Per the default terms of a $25,000 note that matured on July 8, 2007, the Company will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) our need for additional capital and the uncertainty of obtaining it; (v) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vi) our failure to timely make certain regulatory filings; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price which is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxv) control by certain stockholders; and (xxvi) our increasing dependence on a single customer. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

Statmon Technologies Corp. is a wireless network and infrastructure technology management and solution provider. Our proprietary flagship software application, "Axess", and supporting integration products are deployed by telecommunications, broadcast and navigation aid operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical network comprises NOC’s and multiple transmission sites, base station and disparate systems, a wide range of devices, facilities and environmental control.

The Statmon Platform is designed to keep all the remote sites of a network “on the air” and transmitting with automated control to preempt failure and maintain interactive control right down to the individual device level. The optimization of performance and prevention of failure eliminates or minimizes network or individual site downtime. Transmission downtime typically has a direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction. Payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or hard costs of being “off the air” typically make the ROI of the investment highly attractive. Advertisers do not pay for commercials that do not air and cell phone users do not make calls or download video when a base station or cell site is off the air. Geographically, the Statmon Platform streamlines the network engineering and remote site maintenance process reducing operating and outsourcing costs facilitating the reallocation of resources and lowering costs.

The Statmon Platform is architecturally designed as a universal “Manager of Managers” (“MOM”) or “Manager of Technologies” (“MOT”) software application. Wide scale systems and network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can all be monitored and controlled, in real time, down to the individual device or sensor level from a single point of control or “dashboard” style computer screen. Customer configured preemptive alarm systems report to a NOC or designated wireless device for appropriate attention or action. The Statmon Platform capabilities include controlling mission critical transmission operations down to the control of HVAC systems, uninterrupted power supply (“UPS”), diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy.

Infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet increasing demand of services. In developing countries, wireless networks provide an affordable alternative to the more expensive landline infrastructure. Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, broadband and convergence of media delivery and additional data services for the cellular markets. Cable systems are offering telecommunication and broadband services to their customers. Our RF (radio frequency) background in the mainstream broadcast industry places us in a strategic position to provide high end solutions for the telecommunications networks offering video and enriched multimedia content.

The marketing and distribution of our products is primarily facilitated by third party sales channels, strategic partners and original equipment manufacturer (“OEM”) collaborations. Channel partners are developed and managed by an internal business development team and supported by a direct sales force.

A major turning point for us occurred in September 2006 when we and MediaFLO entered into an agreement for us to install our Axess and related products in the MediaFLO mobile TV and multimedia transmission network. MediaFLO is providing mobile TV and multimedia services to the Verizon and AT&T subscribers, among others. We anticipate that the MediaFLO mobile TV platform will be adopted by wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with MediaFLO, we are licensing our Axess software and supplying hardware interface components for the national rollout of over three hundred high-powered wireless transmission sites and the San Diego Network Operation Center. Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us. As of June 30, 2007, Qualcomm and/or MediaFLO had jointly issued the Company purchase orders totaling $2,946,721. As of the date of this filing, we have delivered all of the products pursuant to the above-referenced purchase orders. The Company expects purchase orders for at least 200 additional sites over the next 12 months, although no assurances can be provided in this regard. The MediaFLO agreement specifies no minimum or maximum number of purchase orders and is for a term of three years. We also provide support and maintenance to MediaFLO renewable on an annual basis.

We believe our products have application in the wireless, landline and fiber segments of the telecommunications industry providing network management, remote control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries, wireless infrastructure networks are being developed as a viable alternative to hard wired networks. Economic remote site management is vital for viable operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

For the Three Months Ended June 30, 2007 and 2006

Results From Operations

Revenues - Revenues were $704,069 and $252,733 for the three months ended June 30, 2007 and 2006, respectively. The increase in revenues of approximately $450,000 is primarily due to revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center and an increase in broadcast sales activity due to an increase in the direct and partner sales in the period.

Cost of Sales - Cost of sales were $123,341 and $67,150 for the three months ended June 30, 2007 and 2006, respectively. Overall gross profit percentage increased to 82% in the three months ended June 30, 2007 compared to 73% in the comparable prior year period. The increase of approximately 9% in overall gross profit percentage is primarily attributable to an increase in software only sales during the current period offset by an increase in third party sales commissions related to the MediaFLO revenue in the current period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,126,848 and $593,562 for the three months ended June 30, 2007 and 2006, respectively, an increase of approximately $533,000.  The increase in selling, general and administrative expenses is attributed to increases in professional services billed in the period of $30,000, increases in personnel related expenses of approximately $145,000, increases in outside consulting charges of $84,000, increases of $48,000 related to the value of stock based compensation, increases of $71,000 related to office relocation costs incurred and increases in general overhead items, including marketing, travel and entertainment and facilities costs of approximately $155,000.

Other Expense - Other Expense was $1,295,894 and $573,215 for the three months ended June 30, 2007 and 2006, respectively. The increase of approximately $723,000 can be attributed to an increase in the amortization of debt discount of approximately $6,000 due to an increase in the amount of new shorter-term debt during the most recent period, an increase in common stock and warrants issued in association with debt of approximately $691,000 related to the issuance of penalty warrants and penalty shares associated with an increased number and principal amount of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $13,000 related to such new debt and an increase in interest expense of approximately $13,000 related to increased outstanding debt and the default rate of interest on the debt.

Net Income/(Loss) - As a result of the above, for the three months ended June 30, 2007, the Company recorded a net loss of $1,842,014, compared to a net loss of $981,194 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the three months ended June 30, 2007, the Company issued Units to investors which consisted of:

•
$50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008.

•
$25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008.

•
$20,000 principal amount promissory note bearing interest at 10% per annum and due one year from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on April 16, 2008 after which interest will increase to 15% per annum until the note is repaid.

•
$200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matures on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008.

•
$50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 19, 2008.

•
$25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 26, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 26, 2008.

•
$17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 2, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 2, 2008.

•
$10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 19, 2008.

The Company continues to be in default on $250,000 of Senior Notes as of June 30, 2007 which are included in notes payable. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2007 is $205,952. Additionally, the Company issued 4,545 shares of Common Stock per month related to a $100,000 Senior Subordinated Note per the default provisions of the promissory note.

During the three months ended June 30, 2007, the Company granted three-year warrants to purchase 423,300 shares of common stock at $1.00 per share and three-year warrants to purchase 306,645 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default. In addition, the Company issued 75,000 shares of common stock and granted five-year warrants to purchase 75,000 shares of common stock at $1.00 per share per the automatic extension terms of two notes payable.

Net cash used in operating activities was $384,656 and $262,035 for the three months ended June 30, 2007 and 2006, respectively.  The cash provided in 2007 is the result of a net loss of approximately $1,842,000, partially offset by non-cash charges of approximately $1,216,000 and a net change in operating assets and liabilities of approximately $241,000. The cash used in operating activities in 2006 is the result of a net loss of approximately $981,000, partially offset by non-cash charges of approximately $459,000 and a net change in operating assets and liabilities of approximately $260,000.

Cash used in investing activities was none and $2,713 for the three months ended June 30, 2007 and 2006, respectively.

Cash provided by financing activities was $377,869 and $328,694 for the three months ended June 30, 2007 and 2006, respectively. Net borrowings in the three months ended June 30, 2007 were $397,000 as compared to $335,000 for the same period last year. These borrowings were offset by an increase in financing costs incurred in the current period of $12,825. The increase in borrowings can be directly attributed to increased costs associated with our internal sales efforts and expansion into new vertical markets.

As of June 30, 2007, the Company had a working capital deficiency of approximately $6,241,000, including notes payable and accrued interest totaling approximately $4,934,000, net of applicable debt discount of approximately $139,000. The Company has no long-term debt.

As of the date of this filing, the Company has rectified the non-reporting of several years of compensation to the Chief Executive Officer, Chief Technical Officer and one other individual through the filing of Federal forms 1099 and 1096. As the Company has not been in a position to comply with the Chief Executive Officer and the Chief Technology Officer employment contracts the Company has decided to classify these individuals as non-employees. For payroll tax reporting purposes, through December 31, 2006, the gross reported compensation amounts aggregated to approximately $1,400,000 for the three individuals. The Company plans to pay accrued compensation of approximately $425,000 to the Chief Executive Officer and Chief Technology Officer which the Company has accrued prior to March 31, 2007. At the time of this filing, approximately $130,000 of accrued compensation due to the other individual has been paid which was utilized to pay the related income taxes on $301,829 of the above mentioned $1,400,000 of unreported 1099 income to the respective taxing authorities. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

In order to continue its operations beyond March 2008, the Company will need to increase revenue and profit margins, repay or obtain extensions/conversions on its existing debt and raise additional working capital. The Company is seeking to secure permanent equity or long term debt financing on commercial terms. Over the past year the Company has received several term sheets from funding sources; however, the terms and conditions have not been acceptable due to valuation and conversion price reset provisions, among others. Management is in discussions with several different investment sources in regard to financing proposals. The Company also plans to approach its promissory note holders to convert the principal amount of their notes into shares of common stock and warrants, the final terms of which the Company has not yet determined. If the Company is successful at raising new equity capital or debt, it intends to use the proceeds to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

Going Concern

The Company has incurred net losses of approximately $14,802,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $6,241,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-KSB for the year ended March 31, 2007, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that the Company will be able to raise the capital it requires in this time frame or at all or that it will be able to raise the capital in terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek protection under applicable bankruptcy laws.

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

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended June 30, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls

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

On May 17, 2007 an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against Statmon Technologies Corp. on two notes totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. There was a guarantee by Geoffrey Talbot on the note for $25,000, the CEO of Statmon, and therefore Mr. Talbot was joined as a party defendant. The case number is BC 371 276. The action is being defended and negotiations continue to be ongoing to resolve this case.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Between April 1 and June 30, 2007, the Company sold Units to investors as follows:

•  $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008.

•  $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008.

•  $20,000 principal amount promissory note bearing interest at 10% per annum and due one year from the date of issuance, (ii) 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on April 16, 2008 after which interest will increase to 15% per annum until the note is repaid.

•  $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matures on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008.

•  $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 19, 2008.

•  $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on November 26, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 26, 2008.

•  $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 2, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 2, 2008.

•  $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matures on December 19, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 19, 2008.

ITEM 3.	Defaults Upon Senior Securities

The Company continued to be in default on $250,000 of Senior Notes during the three months ended June 30, 2007. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at June 30, 2007 is $205,952.

The Company also continues to be in default on:

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

• A $132,000 promissory note issued in August 2005, accruing 25% penalty interest per annum;

The accrued interest on these Notes in default at June 30, 2007 is $1,078,523.

In total, at June 30, 2007, $2,996,700 principal amount of the $3,718,700 principal amount of promissory notes are in default and $1,354,178 of interest had accrued on all outstanding notes as of such date.

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

Date: August 14, 2007	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.