Form 10QSB
period 2007-09-30
STATMON TECHNOLOGIES CORP
filed 2007-11-14
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For the transition period from  ___________  to  ___________

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, $.01 par value	15,929,037

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
September 30, 2007

TABLE OF CONTENTS

Page(s)
PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Condensed Consolidated Balance Sheet at September 30, 2007	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2006	4
Condensed Consolidated Statements of Operations for the Six Months Ended September 30, 2007 and 2006	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis or Plan of Operations.	16
Item 3. Controls and Procedures.	23
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3. Defaults Upon Senior Securities.	25
Item 6. Exhibits.	25
SIGNATURES	26
Exhibits
Certifications

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current Assets:
Cash	$34,628
Accounts receivable	387,237
Inventories	49,938
Prepaid expense and other current assets	38,951
Total Current Assets	510,754
Property and Equipment, net	36,212
Deferred Financing Costs	309,224
Security Deposits	225,540
Total Assets	$1,081,730
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,462,700 due to related parties), net of debt discount of $36,961	$3,681,739
Accounts payable	817,866
Accrued expenses	471,910
Accrued compensation	480,293
Interest payable (including $603,965 due to related parties)	1,483,963
Deferred revenue	201,999
Total Liabilities	7,137,770
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized, 15,724,492 issued and outstanding	157,245
Additional paid-in capital	10,274,167
Accumulated deficit	(16,487,452)
Total Stockholders' Deficiency	(6,056,040)
Total Liabilities and Stockholders' Deficiency	$1,081,730

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2007	2006
Revenues	$937,161	$646,709
Cost of Sales	117,365	144,111
Gross Profit	819,796	502,598
Selling, General and Administrative Expenses	1,218,665	693,976
Operating Loss	(398,869)	(191,378)
Other Expense:
Interest (including $52,782 and $65,785 to related parties for 2007 and 2006 periods, respectively)	127,467	154,734
Common stock and warrants issued in association with debt (including $368,636 and $152,379 to related parties for 2007 and 2006 periods, respectively)	812,883	441,065
Amortization of debt discount	102,133	178,034
Amortization of deferred financing costs	243,923	38,249
Total Other Expense	1,286,406	812,082
NET LOSS	$(1,685,275)	$(1,003,460)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.11)	$(0.07)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,601,212	14,291,831

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended September 30,
	2007	2006

Revenues	$1,641,230	$899,442
Cost of Sales	240,706	211,261
Gross Profit	1,400,524	688,181
Selling, General and Administrative Expenses	2,345,513	1,287,538
Operating Loss	(944,989)	(599,357)
Other Expense:
Interest (including $103,510 and $117,574 to related parties 2007 and 2006 periods, respectively)	257,233	271,490
Common stock and warrants issued in association with debt (including $851,643 and $353,553 to related parties for 2007 and 2006)	1,751,674	689,245
Amortization of debt discount	251,997	321,415
Amortization of deferred financing costs	321,396	103,147
Total Other Expense	2,582,300	1,385,297
NET LOSS	$(3,527,289)	$(1,984,654)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.23)	$(0.14)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,436,674	14,031,404

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,527,289)	$(1,984,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,119	6,337
Common stock and warrants issued in association with debt	1,751,674	689,245
Amortization of debt discount	251,997	321,415
Amortization of deferred financing costs	321,396	103,147
Non-cash stock based compensation charge	326,400	48,000
Changes in operating assets and liabilities:
Accounts receivable	(158,185)	(138,738)
Inventories	10,810	(6,932)
Prepaid expense and other current assets	23,270	(9,427)
Security deposits	(8,475)	-
Accounts payable	242,777	62,061
Accrued expenses	54,352	34,967
Accrued compensation	62,657	68,737
Interest payable	256,157	246,807
Deferred revenue	(6,507)	15,223

NET CASH USED IN OPERATING ACTIVITIES	(393,847)	(543,812)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	397,000	530,000
Deferred financing costs	(55,583)	(6,306)
NET CASH PROVIDED BY FINANCING ACTIVITIES	341,417	523,694
NET DECREASE IN CASH	(52,430)	(30,484)
CASH, BEGINNING OF PERIOD	87,058	66,335
CASH, END OF PERIOD	$34,628	$35,851
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,548	$21,758
Income Taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock and warrants issued related to new debt	$608,626	$292,517
Value of warrants issued to placement agent	$48,098	$20,300
Placement agent commissions accrued and not yet paid	$20,000	$30,000
Value of common stock and warrants related to note payable	$329,400	$-
Value of common stock and warrants issued to Placement
Agent for Investor relation services	$20,880	$54,750

See notes to condensed consolidated financial statements.

1.    BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a wireless network and infrastructure technology management solution provider. Our proprietary flagship software application, "Axess", and supporting integration products (the “Statmon Platform”) are primarily deployed, at this stage, by telecommunications, broadcast and navigation aid operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical network comprises multiple radio frequency (“ RF”) transmission sites, microwave and satellite links, base station and disparate software systems, encoding computer arrays and a wide range of communications devices, in addition to environmental and security systems all managed and monitored by master control(“MC”) or network operation centers (“NOC”).

The Statmon Platform is architecturally designed as a universal “Manager of Managers” (“MOM”) or “Manager of Technologies” (“MOT”) software application. Wide-scale systems and network operations, regardless of disparate equipment brands or incompatible network technologies deployed at a NOC or remote site, can all be monitored and controlled, in real time, down to the individual device or sensor level from a single point of control or “dashboard” style computer screen. Customer configured preemptive and alarm systems report to a NOC or designated wireless device for appropriate attention or action. The Statmon Platform capabilities include controlling mission critical RF transmission operations down to the control of HVAC systems, uninterrupted power supply (“UPS”), diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy. The Statmon Platform is designed to maximize the entire networks performance and keep transmission sites on the air 24/7.

The marketing and distribution of our products are primarily facilitated by value-added resellers (“VAR’s”), sales channel strategic partners and original equipment manufacturer (“OEM”) collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB filed July 16, 2007 and the Company's other filings with the SEC. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. The Company has incurred net losses of approximately $16,487,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $6,627,000 at September 30, 2007. In addition, as more fully detailed in Note 5[b], the Company has not been current in the payment of its Federal, State and Local payroll taxes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plans

As more fully described in the Notes below, the Company funded its operations during the six months ended September 30, 2007 and 2006 from operations and through the sale of promissory notes, common stock and warrants to purchase shares of common stock (“Units”) resulting in net proceeds to the Company of approximately $397,000 and $530,000, respectively.

1.     BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company will require capital infusions to fund its total capital needs. While the Company anticipates its future operations will be cash flow positive, delays in customers implementation dates, payment schedules and delivery roll outs may impact short-term cash flow expectations causing the Company to increase its borrowings. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow during fiscal 2008 as the existing and new sales channel partner relationships develop. The Company continues to negotiate with sources of permanent equity or convertible term debt to fund expansion and restructure existing debt and plans to offer its current debt holders the opportunity to convert their debt into equity during fiscal 2008. There can be no guarantee the Company will be successful in securing such funding.

Subsequent to September 30, 2007, the Company has offered its note holders the opportunity to convert the principal and interest of their notes into shares of common stock and to exchange unexpired warrants to common stock on a one for three basis (1:3) in fiscal 2008, if completed on a timely basis.

There can be no assurances that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

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

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $329,000 and $150,000 for the six months ended September 30, 2007 and 2006, respectively. Research and development expenditures were approximately $637,000 and $333,000 for the six months ended September 30, 2007 and 2006, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of warrants to purchase 10,850,778 and 9,020,170 shares of common stock as of September 30, 2007 and 2006, respectively.

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company requires its software product sales to be supported by a written contract or other evidence of a sale transaction, which generally consists of a customer purchase order or on-line authorization. These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. The selling prices of these products are fixed at the time the sale is consummated.

Deferred revenue represents revenue billed for products and or/services not yet shipped or rendered.

h.
Stock-Based Compensation - Prior to April 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company had adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective April 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. During the six months ended September 30, 2007, the Company granted 445,000 stock warrants with a fair value of approximately $326,000.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants granted during the six months ended September 30, 2007 and 2006. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

2.    CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

	Six Months Ended
	September 30, 2007	September 30, 2006
Assumptions:
Risk-free interest rate	4.71 to 5.28%	5.25%
Expected life, in years	3.0 to 5.0	3.0
Expected volatility	108 to 111%	105%

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the six month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at April 1, 2007	275,000	$0.46
Granted	670,000	$1.13
Vested	(445,000)	$0.78
Expired	—	$—
Nonvested at September 30, 2007	500,000	$1.11

Stock-based compensation expense recognized under SFAS 123(R) related to employee warrants was $278,900 and $326,400 for the three months and six months ended September 30, 2007, respectively, and $0 and $48,000 for the three months and six months ended September 30, 2006, respectively.

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

2.     CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded. The Company recognized a deferred tax asset of approximately $3,021,351 as of September 30, 2007, primarily relating to net operating loss carryforwards of approximately $6,784,965, available to offset future taxable income through 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.

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

3.  NOTES PAYABLE

During the six months ended September 30, 2007, the Company sold Units to investors as follows:

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company issued an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company issued an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008.

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

•
(i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is currently negotiating a short term extension which will supersede the above described extension agreement.

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

In total, at September 30, 2007, $2,996,700 principal amount of the $3,718,700 principal amount of outstanding loans and promissory notes are in default and $1,483,963 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes as of September 30, 2007 which are included in notes payable. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2007 is $215,404.

3.    NOTES PAYABLE (continued)

The Company has committed to secure the obligation to two noteholders in second position behind the Senior Notes for a total of $1,090,000 as of September 30, 2007. Additionally, the Company has committed to secure the obligation to one noteholder in third position behind the Senior Notes for a total of $250,000. These notes are collectively referred to as the Senior Subordinated Notes. The accrued interest on these Senior Subordinated Notes at September 30, 2007 is $460,284.

During the six months ended September 30, 2007, the Company granted three-year warrants to purchase 846,600 shares of common stock at $1.00 per share and three-year warrants to purchase 613,290 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default. In addition, the Company issued 120,000 shares of common stock and granted five-year warrants to purchase 120,000 shares of common stock at $1.00 per share per the automatic extension terms of four notes payable and the Company issued 100,000 shares to one noteholder as an extension settlement related to a note in default.

During the six months ended September 30, 2007, the Company granted warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $200,000 of capital raised in April of 2007, warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $200,000 of capital raised in March and April of 2007 and warrants to purchase 10,200 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $102,000 of capital raised in May and June of 2007 . These warrants were valued at $48,098.

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

During the three months ended September 30, 2007, the Company issued 75,000 shares of Common Stock valued at $100,250 associated with the secured Senior Notes that are in default, 13,635 shares of Common Stock valued at $18,225 associated with the secured Senior Subordinated Notes that are in default, 45,000 shares of Common Stock valued at $69,450 per the automatic extension terms of two notes payable and 100,000 shares of Common Stock valued at $90,000 as an extension settlement to one noteholder.

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

During the three months ended September 30, 2007, the Company granted 774,945 warrants to note holders, of which 729,945 warrants were valued at $604,408 related to notes in default and 45,000 warrants were valued at $58,950 related to note extensions. In addition, the Company granted 30,200 warrants valued at $29,898 as commission to placement agents for placing $302,000 of new debt during the six month period, 36,000 warrants valued at $20,880 related to Investor Relation services and 320,000 warrants to several employees per their respective vesting schedules valued at $278,900.  The weighted average exercise price of the warrants granted during the period was $1.13. The vesting period on these warrants is immediate and the exercise period is for three to five years from the dates of their respective issuances.

5.  COMMITMENTS AND CONTINGENCIES

[a]
Legal Proceedings - On May 17, 2007 an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The action is being defended and negotiations continue to be ongoing to resolve this case.

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

During the three months ended September 30, 2007, two customers comprised approximately 56% and 14% of the Company’s sales. The accounts receivable balance for these customers at September 30, 2007 was $15,000 and $138,171, respectively. During the three months ended September 30, 2006, two customers comprised 64% and 21% of the Company’s sales.

During the six months ended September 30, 2007, one customer comprised approximately 54% of the Company’s sales. The accounts receivable balance for this customer at September 30, 2007 was $15,000. During the six months ended September 30, 2006, three customers comprised 46%, 15% and 14% of the Company’s sales.

[b]	Foreign Revenue

The Company generated approximately $107,000 and $133,000 of revenue from the sale of its products and services to foreign customers during the six months ended September 30, 2007 and 2006, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

7.  SUBSEQUENT EVENTS

On October 31, 2007, the Company issued 29,545 shares of restricted common stock and granted warrants to purchase 4,545 shares of common stock at an exercise price of $1.00 per share with a term of five year to two secured note holders per the penalty provisions of their respective notes in default.

On October 4, 2007, the Company issued a $150,000 promissory note bearing interest at 15% per annum due in 365 days and 150,000 shares of common stock related to these notes and warrants to purchase 150,000 shares of Common Stock exercisable at a price of $1.25 per share for a term of five years.

On October 22, 2007, the Company issued a $25,000 promissory note bearing interest at 10% per annum due in 365 days and 25,000 shares of common stock related to these notes and warrants to purchase 25,000 shares of Common Stock exercisable at a price of $1.20 per share for a term of five years.

Subsequent to September 30, 2007, the Company has offered its note holders the opportunity to convert the principal and interest of their notes into shares of common stock and to exchange unexpired warrants to common stock on a one for three basis (1:3) in fiscal 2008, if completed on a timely basis.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) our need for additional capital and the uncertainty of obtaining it; (v) our ability to refinance or renegotiate short-term promissory notes that have come due or are coming due; (vi) our failure to timely make certain regulatory filings; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price which is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxv) control by certain stockholders; and (xxvi) our increasing dependence on a single customer. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC.

Recent Developments for the Company

Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a wireless network and infrastructure technology management solution provider. Our proprietary flagship software application, "Axess", and supporting integration products (the “Statmon Platform”) are primarily deployed, at this stage, by telecommunications, broadcast and navigation aid operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical network comprises multiple radio frequency (“ RF”) transmission sites, microwave and satellite links, base station and disparate software systems, encoding computer arrays and a wide range of communications devices, in addition to environmental and security systems all managed and monitored by master control(“MC”) or network operation centers (“NOC”).

The Statmon Platform is architecturally designed as a universal “Manager of Managers” (“MOM”) or “Manager of Technologies” (“MOT”) software application. Wide scale systems and network operations, regardless of disparate equipment brands or incompatible network technologies deployed at a NOC or remote site, can all be monitored and controlled, in real time, down to the individual device or sensor level from a single point of control or “dashboard” style computer screen. Customer configured preemptive and alarm systems report to a NOC or designated wireless device for appropriate attention or action. The Statmon Platform capabilities include controlling mission critical RF transmission operations down to the control of HVAC systems, uninterrupted power supply (“UPS”), diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy. The Statmon Platform is designed to maximize the entire networks performance and keep transmission sites on the air 24/7.

The marketing and distribution of our products are primarily facilitated by third party value added resellers (“VAR’s”), sales channel strategic partners and original equipment manufacturer (“OEM”) collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force.

Infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet an increasing demand for services. In developing countries, wireless networks provide an affordable alternative to the more expensive landline infrastructure. Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, broadband and convergence of media delivery and additional data services for the cellular markets. Cable systems are offering telecommunication and broadband services to their customers. Our RF (radio frequency) background in the mainstream broadcast industry places us in a strategic position to provide high end solutions for the telecommunications networks offering video and enriched multimedia content.

A major turning point for us occurred in September 2006 when Statmon entered into an agreement with Qualcomm for us to install our Axess and related products in the MediaFLO mobile TV and multimedia transmission network. MediaFLO USA are providing mobile TV and multimedia wireless delivery services to the Verizon and AT&T subscribers, among others. We anticipate that the MediaFLO mobile TV platform will be adopted by wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with MediaFLO USA, we are licensing our Axess software and supplying hardware interface components for the national rollout of over three hundred high-powered wireless transmission sites, encoding arrays and the San Diego Network Operation Center. Under such agreement, Qualcomm and/or MediaFLO USA periodically issue purchase orders to us. As of September 30, 2007, Qualcomm and/or MediaFLO had jointly issued the Company purchase orders totaling approximately $3,462,000 since the inception of the agreement. As of the date of this filing, we have delivered all of the products pursuant to the above-referenced purchase orders. The Company expects purchase orders for at least 300 additional sites over the next 18 months, although no assurances can be provided in this regard. The MediaFLO USA agreement specifies no minimum or maximum number of purchase orders and is for a term of three years. We also provide support and maintenance to MediaFLO renewable on an annual basis.

We believe Statmon’s products have application in the wireless, landline and fiber segments of the telecommunications industry providing network management, remote control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries, wireless infrastructure networks are being developed as a viable alternative to hard wired networks. Economic remote site management is vital for viable operations. Statmon recently made a software license and integration products sale for the management and control of the top 20 floors of the Empire State Building in New York. The scope includes the RF safety and security of the building. This marquee world renowned building provides a high profile testimonial in the marketing of our products to significant buildings around the world, especially where buildings are used for RF transmission and wireless networks.

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

For the Three Months Ended September 30, 2007 and 2006

Results From Operations

Revenues - Revenues were $937,161 and $646,709 for the three months ended September 30, 2007 and 2006, respectively. The increase in revenues of approximately $290,000 is primarily due to revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center and an increase in broadcast sales activity due to an increase in the direct and partner sales in the period.

Cost of Sales - Cost of sales were $117,365 and $144,111 for the three months ended September 30, 2007 and 2006, respectively. Overall gross profit percentage increased to 87% in the three months ended September 30, 2007 compared to 78% in the comparable prior year period. The increase of approximately 9% in overall gross profit percentage is primarily attributable to an increase in software only sales during the current period offset by an increase in third party sales commissions related to the MediaFLO revenue in the current period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,218,665 and $693,976 for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately $525,000.  The increase in selling, general and administrative expenses is attributed to the value of warrants issued to employees of approximately $230,000, an increase in professional services billed in the period of $15,000, increases in personnel related expenses of approximately $210,000, increases of $40,000 related to office relocation costs incurred and increases in general overhead items, including marketing, travel and entertainment and facilities costs of approximately $30,000.

Other Expense - Other Expense was $1,286,406 and $812,082 for the three months ended September 30, 2007 and 2006, respectively. The increase of approximately $474,000 can be attributed to an increase in common stock and warrants issued in association with debt of approximately $372,000 related to the issuance of penalty warrants and penalty shares associated with an increased number and principal amount of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $206,000 related to such new debt offset by a decrease in interest expense of approximately $27,000 related to decreased finance charges related to trade payables and tax obligations and a decrease in the amortization of debt discount of approximately $76,000 due to a decrease in the amount of new shorter-term debt during the most recent period.

Net Income/(Loss) - As a result of the above, for the three months ended September 30, 2007, the Company recorded a net loss of $1,685,275, compared to a net loss of $1,003,460 for the same period the previous year.

For the Six Months Ended September 30, 2007 and 2006

Results From Operations

Revenues - Revenues were $1,641,230 and $899,442 for the six months ended September 30, 2007 and 2006, respectively. The increase in revenues of approximately $742,000 is primarily due to an increase in revenues of approximately $478,000 associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center and an increase in broadcast sales activity due to an increase in the direct and partner sales in the period.

Cost of Sales - Cost of sales were $240,706 and $211,261 for the six months ended September 30, 2007 and 2006, respectively. Overall gross profit percentage increased to 85% in the six months ended September 30, 2007 compared to 77% in the comparable prior year period. The increase of approximately 8% in overall gross profit percentage is primarily attributable to an increase in software only sales during the current period offset by an increase in third party sales commissions related to the MediaFLO revenue in the current period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,345,513 and $1,287,538 for the six months ended September 30, 2007 and 2006, respectively, an increase of approximately $1,058,000.  The increase in selling, general and administrative expenses is attributed to an increase of approximately $280,000 related to the charge for equity issued to employees, an increase in personnel related costs of approximately $415,000 related to the addition of employees and costs associated with these additions and employee retentions for the Company relocation to Illinois, an increase of approximately $40,000 related to additional equipment leases, an increase of approximately $20,000 related to tradeshow and marketing related expenses, an increase of approximately $15,000 for professional fees, an increase of approximately $220,000 related to the office relocation from California to Illinois and an overall increase in facilities costs and an increase of approximately $68,000 in travel and entertainment costs related to sales and business development.

Other Expense - Other Expense was $2,582,300 and $1,385,297 for the six months ended September 30, 2007 and 2006, respectively. The increase of approximately $1,197,000 can be attributed to an increase in common stock and warrants issued in association with debt of approximately $1,062,000 related to the issuance of penalty warrants and penalty shares associated with an increased number and principal amount of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $218,000 related to such new debt offset by a decrease in interest expense of approximately $14,000 related to decreased finance charges related to trade payables and tax obligations and a decrease in the amortization of debt discount of approximately $69,000 due to a decrease in the amount of new shorter-term debt during the most recent period.

Net Income/(Loss) - As a result of the above, for the six months ended September 30, 2007, the Company recorded a net loss of $3,527,289, compared to a net loss of $1,984,654 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the six months ended September 30, 2007, the Company issued Units to investors which consisted of:

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company issued an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company issued an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008.

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

•
(i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. A short term extension is currently being negotiated between the parties.

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

The Company continues to be in default on $250,000 of Senior Notes as of September 30, 2007 which are included in notes payable. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2007 is $215,404. Additionally, the Company issued 4,545 shares of Common Stock per month related to a $100,000 Senior Subordinated Note per the default provisions of the promissory note.

During the six months ended September 30, 2007, the Company granted three-year warrants to purchase 846,600 shares of common stock at $1.00 per share and three-year warrants to purchase 613,290 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default. In addition, the Company issued 45,000 shares of common stock and granted five-year warrants to purchase 45,000 shares of common stock at $1.00 per share per the automatic extension terms of two notes payable and 100,000 shares of Common Stock as an extension settlement to one noteholder..

Net cash used in operating activities was $393,847 and $543,812 for the six months ended September 30, 2007 and 2006, respectively.  The cash provided in 2007 is the result of a net loss of approximately $3,527,000, partially offset by non-cash charges of approximately $2,657,000 and a net change in operating assets and liabilities of approximately $477,000. The use of cash in 2006 is the result of a net loss of approximately $1,985,000, partially offset by non-cash charges of approximately $1,168,000 and a net change in operating assets and liabilities of approximately $273,000.

Cash used in investing activities was none and $10,366 for the six months ended September 30, 2007 and 2006, respectively.

Cash provided by financing activities was $341,417 and $523,694 for the six months ended September 30, 2007 and 2006, respectively. Net borrowings in the six months ended September 30, 2007 were $397,000 as compared to $530,000 for the same period last year. These borrowings were offset by an increase in financing costs incurred in the current period of $49,277. The decrease in borrowings can be directly attributed to increased revenues as a result of our increased sales efforts and expansion into new vertical markets.

As of September 30, 2007, the Company had a working capital deficiency of approximately $6,627,000, including notes payable and accrued interest totaling approximately $5,165,702, net of applicable debt discount of approximately $37,000. The Company has no long-term debt.

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

In order to continue its operations beyond September 2008, the Company will need to increase revenue and profit margins, repay or obtain extensions/conversions on its existing debt and raise additional working capital. The Company is seeking to secure permanent equity or long term debt financing on commercial terms. Over the past year the Company has received several term sheets from funding sources; however, the terms and conditions have not been acceptable due to valuation and conversion price reset provisions, among others. Management is in discussions with several different investment sources in regard to financing proposals. Subsequent to September 30, 2007, the Company has offered its note holders the opportunity to convert the principal and interest of their notes into shares of common stock and to exchange unexpired warrants to common stock on a one for three basis (1:3) in fiscal 2008, if completed on a timely basis. If the Company is successful at raising new equity capital or debt, it intends to use the proceeds to repay short-term debt, fund new vertical markets and provide working capital. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its current stockholders would be reduced. In addition, these equity securities might have rights, preferences or privileges senior to the outstanding Common Stock.

Going Concern

The Company has incurred net losses of approximately $16,487,000 since inception, a substantial portion of which relates to the amortization of debt discount and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $6,627,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-KSB for the year ended March 31, 2007, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended September 30, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On May 17, 2007 an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The action is being defended and negotiations continue to be ongoing to resolve this case.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

Between April 1 and September 30, 2007, the Company sold Units to investors as follows:

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 2, 2007. Per the default terms of the note, the Company issued an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on July 8, 2007. Per the default terms of the note, the Company issued an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008.

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

•
(i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is currently negotiating a short term extension which will supersede the above described extension agreement.

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

ITEM 3. Defaults Upon Senior Securities

The Company continued to be in default on $250,000 of Senior Notes during the three months ended September 30, 2007. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at September 30, 2007 is $215,404.

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

The accrued interest on these Notes in default at September 30, 2007 is $1,185,698.

In total, at September 30, 2007, $2,996,700 principal amount of the $3,718,700 principal amount of promissory notes are in default and $1,483,963 of interest had accrued on all outstanding notes as of such date.

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

Date: November 14, 2007	By:	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.