Form 10QSB
period 2007-12-31
STATMON TECHNOLOGIES CORP
filed 2008-02-19
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For the transition period from          to

Commission File Number 000-09751

STATMON TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	83-0242652
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 1, 2008
Common Stock, $.01 par value	16,198,872

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

FORM 10-QSB
STATMON TECHNOLOGIES CORP.
December 31, 2007

ITEM I — FINANCIAL STATEMENTS

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)

ASSETS
Current Assets:
Cash	$87,517
Accounts receivable	70,153
Inventories	48,207
Prepaid expense and other current assets	149,331

Total Current Assets	355,208

Property and Equipment, net	40,490

Deferred Financing Costs	363,724
Security Deposits	128,640

Total Assets	$888,062

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $1,462,700 due to related parties), net of debt discount of $86,248	$3,807,452
Accounts payable	902,955
Accrued expenses	338,973
Accrued compensation	507,279
Interest payable (including $654,281 due to related parties)	1,616,601
Deferred revenue	182,005

Total Liabilities	7,355,265

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized,16,169,327 issued and outstanding	161,693
Additional paid-in capital	11,489,541
Accumulated deficit	(18,118,437)

Total Stockholders' Deficiency	(6,467,203)

Total Liabilities and Stockholders' Deficiency	$888,062

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006

Revenues	$730,960	$2,260,860

Cost of Sales	142,687	489,205

Gross Profit	588,273	1,771,655

Selling, General and Administrative Expenses	1,086,742	796,400

Operating (Loss)/Income	(498,469)	975,255

Other Expense:
Interest (including $54,645 and $61,596 to related parties for 2007 and 2006 periods, respectively)	156,236	134,372
Common stock and warrants issued in association with debt (including $303,411 and $262,351 to related parties for 2007 and 2006 periods, respectively)	738,866	504,029
Amortization of debt discount	63,298	73,217
Amortization of deferred financing costs	174,115	137,392
Total Other Expense	1,132,515	849,010

NET (LOSS)/INCOME	$(1,630,984)	$126,245

NET (LOSS)/INCOME PER COMMON SHARE - Basic and Diluted	$(0.10)	$0.01

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,979,524	14,674,868

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2007	2006

Revenues	$2,372,190	$3,160,302

Cost of Sales	383,393	700,466

Gross Profit	1,988,797	2,459,836

Selling, General and Administrative Expenses	3,432,255	2,083,938

Operating (Loss)/Income	(1,443,458)	375,898

Other Expense:
Interest (including $158,154 and $179,169 to related parties for 2007 and 2006 periods, respectively)	413,469	405,862
Common stock and warrants issued in association with debt (including $1,155,054 and $654,404 to related parties for 2007 and 2006)	2,490,540	1,193,274
Amortization of debt discount	315,295	394,632
Amortization of deferred financing costs	495,511	240,539
Total Other Expense	3,714,815	2,234,307

NET LOSS	$(5,158,273)	$(1,858,409)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.33)	$(0.13)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,618,282	14,246,672

See notes to condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,158,273)	$(1,858,409)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	7,806	8,582
Common stock and warrants issued in association with debt	2,490,540	1,193,274
Amortization of debt discount	315,295	394,632
Amortization of deferred financing costs	495,511	240,539
Non-cash stock based compensation charge	550,200	48,000
Changes in operating assets and liabilities:
Accounts receivable	158,899	(262,309)
Inventories	12,541	2,892
Prepaid expense and other current assets	(87,110)	(41,181)
Security deposits	88,425	(3,000)
Accounts payable	327,866	40,913
Accrued expenses	(78,585)	(20,263)
Accrued compensation	89,643	110,189
Interest payable	388,795	380,628
Deferred revenue	(26,501)	104,436
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(424,948)	338,923

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(6,964)	(11,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	572,000	605,000
Repayment of notes payable	-	(507,000)
Deferred financing costs	(139,629)	(13,806)
NET CASH PROVIDED BY FINANCING ACTIVITIES	432,371	84,194

NET INCREASE IN CASH	459	411,208

CASH, BEGINNING OF PERIOD	87,058	66,335

CASH, END OF PERIOD	$87,517	$477,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$18,502	$25,078
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Value of common stock and warrants issued related to new debt	$924,376	$295,647

Value of warrants issued to placement agent	$73,298	$20,300

Placement agent commissions accrued and not yet paid	$20,000	$50,000

Value of common stock and warrants related to note payable	$448,700	$261,400

Value of common stock and warrants issued to Placement Agent for Investor relation services	$20,880	$54,750

Accrued interest reclassified as notes payable	$-	$22,000

See notes to condensed consolidated financial statements.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (“Statmon” or the “Company”) is a wireless network and infrastructure technology management solution provider. The Company’s proprietary flagship software application, "Axess", and supporting integration products (the “Statmon Platform”) are primarily deployed by telecommunications, media content broadcasters and navigation aid operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical customer’s network comprises multiple radio frequency (“ RF”) transmission sites, microwave and bidirectional satellite links, base station and disparate software systems, encoding computer arrays plus a wide range of communications devices, HVAC, back-up power supply, environmental and security systems all managed and monitored by the Statmon Platform at master control(“MC”) or network operation centers (“NOC”).

The Statmon Platform is architecturally designed as a universal “Manager of Managers” (“MOM”) or “Manager of Technologies” (“MOT”) software application. Wide-scale systems and network operations, regardless of disparate equipment brands or incompatible network technologies deployed at a NOC or remote site, can all be monitored and controlled, in real time, down to the individual device or sensor level from a single point of control or “dashboard” style computer screen or a hand held device such as a Blackberry. Customer configured preemptive alarm systems report to a NOC or designated wireless device for appropriate attention or action. The Statmon Platform capabilities include controlling mission critical RF transmission operations down to the control of HVAC systems, uninterrupted power supply (“UPS”), diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy. The Statmon Platform is designed to maximize the entire networks fail safe performance and keep transmission sites on the air 24/7, protecting top line revenue generation and quality of service.

The marketing and distribution of our products are primarily facilitated by value-added resellers (“VAR’s”), sales channel strategic partners and original equipment manufacturer (“OEM”) collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB filed July 16, 2007 and the Company's other filings with the SEC. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. The Company has incurred net losses of approximately $18,118,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $7,000,000 at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

Management Plans

As more fully described in the Notes below, the Company funded its operations during the nine months ended December 31, 2007 and 2006 from operations and through the sale of promissory notes, common stock and warrants to purchase shares of common stock (“Units”) resulting in net proceeds to the Company of $572,000 and $98,000, respectively.

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company will require capital infusions to fund its total capital needs. While the Company anticipates its future operations will be cash flow positive, delays in customers implementation dates, payment schedules and delivery roll outs may impact short-term cash flow expectations causing the Company to increase its borrowings. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow as the existing and new sales channel partner relationships develop.

In December 2007, the Company offered its secured and unsecured note holders the opportunity to convert the principal and interest of their notes into shares of common stock at the price of $1.00 per share and to exchange outstanding warrants to common stock on a one share of common stock for three warrants basis (1:3). As of filing this report, subscriptions for approximately $3.7 million of principal and interest conversion to common stock have been received by the Company. The Company must accept these subscriptions to affect the Exchange and intends to do so prior to the end of the current fiscal year.

The Company has reached agreement in principle with an institutional investor as the lead investor for a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture (for an aggregate cash subscription amount of $2,500,000) conversion price of $1.00 per share and five-year warrants to purchase an additional 2,500,000 shares of common stock at $1.20 per share. As of the filing of this report, the Company and the lead investor are negotiating with additional investors to complete the financing. Upon closing of this proposed financing the net proceeds of $2,500,000 will be used to reduce certain obligations and fund the expansion of the Company into several new vertical markets. There can be no guarantee that the Company will be successful in completing the foregoing financing or in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

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

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

c.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $326,000 and $206,000 for the three months ended December 31, 2007 and 2006, respectively. Research and development expenditures were approximately $963,000 and $538,000 for the nine months ended December 31, 2007 and 2006, respectively.

d.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

e.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of warrants to purchase 11,608,744 and 9,035,640 shares of common stock as of December 31, 2007 and 2006, respectively.

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

g.
Revenue Recognition - The Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants ("AICPA") and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Management believes our current revenue recognition policies and practices are consistent with SOP 97-2.

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

Effective April 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. During the nine months ended December 31, 2007, the Company granted 740,000 stock warrants with a fair value of $550,200.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

The Black-Scholes option valuation model was used to estimate the fair value of the warrants granted during the nine months ended December 31, 2007 and 2006. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

	Nine Months Ended
	December 31,	December 31,
	2007	2006
Assumptions:
Risk-free interest rate	4.50 to 5.28%	5.25%

Expected life, in years	3.0 to 5.0	3.0

Expected volatility	107 to 111%	105%

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the nine month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at April 1, 2007	275,000	$0.54

Granted	670,000	$1.13

Vested	(740,000)	$0.92

Expired	—	$—

Nonvested at December 31, 2007	205,000	$1.09

Stock-based compensation expense recognized under SFAS 123(R) related to employee warrants was $223,800 and $550,200 for the three months and nine months ended December 31, 2007, respectively, and $0 and $48,000 for the three months and nine months ended December 31, 2006, respectively.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

i.
New Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded. The Company recognized a deferred tax asset of approximately $3,207,000 as of December 31, 2007, primarily relating to net operating loss carryforwards of approximately $7,017,000, available to offset future taxable income through 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the nine months ended December 31, 2007, the Company sold Units to investors as follows:

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

•
(i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is currently negotiating a short term extension which would supersede such extension agreement.

3.	NOTES PAYABLE (continued)

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on November 19, 2007. Per the default terms of the note, the Company has recorded an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 19, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on November 26, 2007. Per the default terms of the note, the Company has recorded an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 26, 2008.

•
(i) $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on December 2, 2007. Per the default terms of the note, the Company has recorded an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 2, 2008.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on December 19, 2007. Per the default terms of the note, the Company has recorded an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 19, 2008.

•
(i) $150,000 principal amount promissory note bearing interest at 15% per annum and due 365 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on October 4, 2008. The terms of this note require the payment of monthly interest in advance. The Company reimbursed the note holder for fees of $7,500 related to this note.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 25,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.20 per share for a term of five years. This note matures on October 22, 2008.

In total, at December 31, 2007, $3,396,700 principal amount of the $3,893,700 principal amount of outstanding loans and promissory notes are in default and $1,616,601 of interest has accrued on all outstanding notes as of such date.

The Company continues to be in default on $250,000 of Senior Notes as of December 31, 2007 which are included in notes payable. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2007 is $224,856.

The Company has committed to secure the obligation to two noteholders in second position behind the Senior Notes for a total of $1,090,000 as of December 31, 2007. Additionally, the Company has committed to secure the obligation to one noteholder in third position behind the Senior Notes for a total of $250,000. These notes are collectively referred to as the Senior Subordinated Notes. The accrued interest on these Senior Subordinated Notes at December 31, 2007 is $505,960.

3.	NOTES PAYABLE (continued)

During the nine months ended December 31, 2007, the Company granted three-year and five-year warrants to purchase 1,269,900 shares of common stock at $1.00 per share and three-year and five-year warrants to purchase 919,935 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default. In addition, the Company issued 181,200 shares of common stock and granted five-year warrants to purchase 181,200 shares of common stock at $1.00 per share per the automatic extension terms of eight promissory notes, the Company issued 100,000 shares to one note holder as an extension settlement related to a note in default and the Company issued 120,000 shares of common stock related to the penalty provisions of eight promissory notes that went into default at November 30, 2007.

In addition, during the nine months ended December 31, 2007, the Company granted warrants to purchase 7,500 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $75,000 of capital raised in October of 2006, warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $200,000 of capital raised in April of 2007, warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $200,000 of capital raised in March and April of 2007, warrants to purchase 10,200 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $102,000 of capital raised in May and June of 2007 . These warrants were valued at $54,098.

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

During the three months ended December 31, 2007, the Company issued 75,000 shares of common stock valued at $78,500 associated with the secured Senior Notes that are in default, 13,635 shares of common stock valued at $14,271 associated with the secured Senior Subordinated Notes that are in default, 120,000 shares of common stock valued at $135,600 per the automatic default terms of eight notes payable and 61,200 shares of common stock valued at $67,536 per the automatic extension terms of four notes payable. Additionally, the Company issued 175,000 shares of common stock valued at $178,000 associated with new debt during the same period.

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

4.	EQUITY TRANSACTIONS, continued

During the three months ended September 30, 2007, the Company granted 774,945 warrants to note holders, of which 729,945 warrants were valued at $604,408 related to notes in default and 45,000 warrants were valued at $58,950 related to note extensions. In addition, the Company granted 30,200 warrants valued at $29,898 as commission to placement agents for placing $302,000 of new debt during the six month period, 36,000 warrants valued at $20,880 related to investor relations services and 320,000 warrants to several employees per their respective vesting schedules valued at $278,900.  The weighted average exercise price of the warrants granted during the period was $1.13 per share. The vesting period on these warrants is immediate and the exercise period is for three to five years from the dates of their respective issuances.

During the three months ended December 31, 2007, the Company granted 966,145 warrants to note holders, of which 729,945 warrants were valued at $509,813 related to notes in default, 61,200 warrants were valued at $51,834 related to note extensions and 175,000 warrants were valued at $137,750 related to new debt. In addition, the Company granted 7,500 warrants valued at $6,000 as commission to placement agents for placing $75,000 of new debt in a prior period, 24,000 warrants valued at $19,200 related to Investor Relation services and 295,000 warrants to several employees per their respective vesting schedules valued at $223,800.  The weighted average exercise price of the warrants granted during the period was $1.19. The vesting period on these warrants is immediate and the exercise period is for three to five years from the dates of their respective issuances.

5.	COMMITMENTS AND CONTINGENCIES

[a]
Legal Proceedings - On May 17, 2007 an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The Company is in receipt of the conversion subscription documents. Until such closing, the litigation has been put on hold. In the event the litigation is continued it will be defended vigorously.

On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff is demanding payment for additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. A provision of approximately $183,000 has been made through December 31, 2007, even though the obligation to pay additional commission is in dispute. The plaintiff is also seeking legal fees and costs which are nominal at time of filing and are not provided for. The plaintiff is also seeking a declaratory judgment from the Court to establish the term of the disputed agreement between the parties and remove any uncertainty regarding future commissions of 10% on sales occurring after September 30, 2007, plus any other relief the Court may deem just. Statmon maintains that the plaintiff’s action is entirely frivolous and disputes any obligation to pay further commissions to the plaintiff based on specific performance issues and intends to vigorously defend all aspects of the plaintiff’s complaints which may include filing a cross claim. In addition, Statmon believes that the action was improperly filed in Colorado and plans to move to transfer the case to Illinois or California based on lack of personal jurisdiction, improper venue and the legal doctrine of forum non convenience (inconvenient forum).

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

During the three months ended December 31, 2007, two customers comprised approximately 68% and 11% of the Company’s sales. The accounts receivable balance for these customers at December 31, 2007 was $0 and $2,832, respectively. During the three months ended December 31, 2006, one customer comprised 89% of the Company’s sales.

During the nine months ended December 31, 2007, one customer comprised approximately 59% of the Company’s sales. The accounts receivable balance for this customer at December 31, 2007 was $0. During the nine months ended December 31, 2006, one customer comprised 77% of the Company’s sales.

[b]	Foreign Revenue

The Company generated approximately $136,000 and $183,000 of revenue from the sale of its products and services to foreign customers during the nine months ended December 31, 2007 and 2006, respectively.

The Company generated approximately $28,900 and $41,000 of revenue from the sale of its products and services to foreign customers during the three months ended December 31, 2007 and 2006, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

7.	SUBSEQUENT EVENTS

On January 31, 2008, the Company issued 29,545 shares of restricted common stock and granted warrants to purchase 4,545 shares of common stock at an exercise price of $1.00 per share with a term of five years to two secured note holders per the penalty provisions of their respective notes in default.

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

Recent Developments for the Company

Overview

Statmon Technologies Corp. (“Statmon” or the “Company” or “we”) is a wireless network and infrastructure technology management solution provider. Its proprietary flagship software application, "Axess", and supporting integration products (the “Statmon Platform”) are primarily deployed by telecommunications, broadcast and navigation aid operators to optimize the performance of their infrastructure and wireless transmission networks of remote sites. A typical network comprises multiple radio frequency (“ RF”) transmission sites, microwave and bidirectional satellite links, base station and disparate software systems, encoding computer arrays plus a wide range of communications devices, in addition to environmental and security systems all managed and monitored by master control(“MC”) or network operation centers (“NOC”).

The Statmon Platform is architecturally designed as a universal “Manager of Managers” (“MOM”) or “Manager of Technologies” (“MOT”) software application. Wide scale systems and network operations, regardless of disparate equipment brands or incompatible network technologies deployed at a NOC or remote site, can all be monitored and controlled, in real time, down to the individual device or sensor level from a single point of control or “dashboard” style computer screen. Customer configured preemptive and alarm systems report to a NOC or designated wireless device for appropriate attention or action. The Statmon Platform capabilities include controlling mission critical RF transmission operations down to the control of HVAC systems, uninterrupted power supply (“UPS”), diesel generator and fuel supply monitoring, emergency power management, disaster recovery and redundancy. The Statmon Platform is designed to maximize the entire networks fail-safe performance and keep transmission sites on the air 24/7, protecting top-line revenue generation and quality of service.

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

Under our agreement with MediaFLO USA, we are licensing our Axess software and supplying hardware interface components for the national rollout of over three hundred high-powered wireless transmission sites, encoding arrays and the San Diego Network Operation Center. Under such agreement, Qualcomm and/or MediaFLO USA periodically issue purchase orders to us. As of December 31, 2007, Qualcomm and/or MediaFLO had jointly issued the Company purchase orders totaling approximately $3,957,000 since the inception of the agreement. As of the date of this filing, we have delivered all of the products pursuant to the above-referenced purchase orders. The Company expects purchase orders for at least 300 additional sites over the next 18 months, although no assurances can be provided in this regard. The MediaFLO USA agreement specifies no minimum or maximum number of purchase orders and is for a term of three years. We also provide support and maintenance to MediaFLO renewable on an annual basis.

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

Our significant clients include: Qualcomm - MediaFLO USA, General Electric - NBC Universal & Telemundo Television Networks, CBS Corporation Television and Radio Networks, The Walt Disney Company - ABC Television and Radio Networks, Belo Corp. Television, Australian Government owned Air Services of Australia (the Australian equivalent to the FAA), Tribune Company Television and Univision Communications Television and Radio Network. Our current sales channel and integration partners include: Harris Broadcast, Pixelmetrix, Nautel Navigation, Sound Broadcast Services, Ltd. and Synergy Systems.

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

For the Three Months Ended December 31, 2007 and 2006

Results From Operations

Revenues - Revenues were $730,960 and $2,260,860 for the three months ended December 31, 2007 and 2006, respectively. The decrease in revenues of approximately $1,530,000 is primarily due to decreased revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center. In the prior year period, MediaFLO issued a large purchase order related to pre-existing transmission sites that required an immediate retrofit with the Statmon system. Current period revenue relates to the on-going rollout of new transmission sites and did not include any revenues related to a retrofit of existing transmission sites.

Cost of Sales - Cost of sales were $142,687 and $489,205 for the three months ended December 31, 2007 and 2006, respectively. Overall gross profit percentage increased to 80% in the three months ended December 31, 2007 compared to 78% in the comparable prior year period. The increase of approximately 2% in overall gross profit percentage is primarily attributable to a slight percentage increase in software only sales during the current period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,086,742 and $796,400 for the three months ended December 31, 2007 and 2006, respectively, an increase of approximately $290,000.  The increase in selling, general and administrative expenses is attributed to the value of warrants issued to employees of approximately $224,000, an increase in personnel related expenses of approximately $92,000 and increases in general overhead items, including marketing, travel and entertainment and facilities costs of approximately $10,000, offset by a decrease in facilities related costs of approximately $36,000.

Other Expense - Other Expense was $1,132,515 and $849,010 for the three months ended December 31, 2007 and 2006, respectively. The increase of approximately $284,000 can be attributed to an increase in common stock and warrants issued in association with debt of approximately $235,000 related to the issuance of an increased number of penalty warrants and penalty shares associated with delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $37,000 related to new debt and debt extensions, an increase in interest expense of approximately $22,000 related to an increased amount of debt in default, offset by a decrease in the amortization of debt discount of approximately $10,000 due to a decrease in the amount of new shorter-term debt during the most recent periods.

Net Income/(Loss) - As a result of the above, for the three months ended December 31, 2007, the Company recorded a net loss of $1,630,984, compared to a net profit of $126,245 for the same period the previous year.

For the Nine Months Ended December 31, 2007 and 2006

Results From Operations

Revenues - Revenues were $2,372,190 and $3,160,302 for the nine months ended December 31, 2007 and 2006, respectively. The decrease in revenues of approximately $788,000 is primarily due to decreased revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center. In the prior year period, MediaFLO issued a large purchase order related to pre-existing transmission sites that required an immediate retrofit with the Statmon system. Current period revenue relates to the on-going rollout of new transmission sites and did not include any revenues related to a retrofit of existing transmission sites. This decrease of approximately $999,000 related to non-broadcast revenues was offset by an increase of approximately $211,000 in broadcast related sales during the current nine month period.

Cost of Sales - Cost of sales were $383,393 and $700,466 for the nine months ended December 31, 2007 and 2006, respectively. Overall gross profit percentage increased to 84% in the nine months ended September 30, 2007 compared to 78% in the comparable prior year period. The increase of approximately 6% in overall gross profit percentage is primarily attributable to an increase in software only sales and a decrease in third party sales commissions, related to the MediaFLO revenue, as a percentage of total sales for the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $3,432,255 and $2,083,938 for the nine months ended December 31, 2007 and 2006, respectively, an increase of approximately $1,348,000.  The increase in selling, general and administrative expenses is attributed to an increase of approximately $502,000 related to the charge for equity issued to employees, an increase in personnel related costs of approximately $504,000 related to the addition of employees and costs associated with these additions and employee retentions for the Company relocation to Illinois, an increase of approximately $52,000 related to additional equipment leases, an increase of approximately $17,000 related to tradeshow and marketing related expenses, an increase of approximately $19,000 for professional fees, an increase of approximately $184,000 related to an increase in facilities costs including the office relocation from California to Illinois, an increase of approximately $12,000 in state tax filing fees and an increase of approximately $58,000 in travel and entertainment costs related to sales and business development.

Other Expense - Other Expense was $3,714,815 and $2,234,307 for the nine months ended December 31, 2007 and 2006, respectively. The increase of approximately $1,481,000 can be attributed to an increase in common stock and warrants issued in association with debt of approximately $1,297,000 related to the issuance of penalty warrants and penalty shares associated with an increased number and principal amount of delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $254,000 related to new debt and debt extensions, an increase in interest expense of approximately $8,000 related to an increased amount of default debt offset by decreased finance charges related to trade payables and tax obligations, offset by a decrease in the amortization of debt discount of approximately $79,000 due to a decrease in the amount of new shorter-term debt during the most recent period.

Net Income/(Loss) - As a result of the above, for the nine months ended December 31, 2007, the Company recorded a net loss of $5,158,273, compared to a net loss of $1,858,409 for the same period the previous year.

Liquidity and Capital Resources

The Company has financed its cash requirements primarily through operations and short-term borrowings. During the nine months ended December 31, 2007, the Company issued Units to investors which consisted of:

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

•
(i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on November 19, 2007. Per the default terms of the note, the Company has recorded an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 19, 2008.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on November 26, 2007. Per the default terms of the note, the Company has recorded an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 26, 2008.

•
(i) $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on December 2, 2007. Per the default terms of the note, the Company has recorded an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 2, 2008.

•
(i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on December 19, 2007. Per the default terms of the note, the Company has recorded an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 19, 2008.

▪
(i) $150,000 principal amount promissory note bearing interest at 15% per annum and due 365 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on October 4, 2008. The terms of this note require the payment of monthly interest in advance. The Company reimbursed the note holder for fees of $7,500 related to this note.

•
(i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 25,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.20 per share for a term of five years. This note matures on October 22, 2008.

The Company continues to be in default on $250,000 of Senior Notes as of December 31, 2007, which are included in notes payable. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of Common Stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2007 is $224,856. Additionally, the Company issued 4,545 shares of common stock per month related to a $100,000 Senior Subordinated Note per the default provisions of the promissory note.

During the nine months ended December 31, 2007, the Company granted three-year and five-year warrants to purchase 1,269,900 shares of common stock at $1.00 per share and three-year and five-year warrants to purchase 919,935 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default. In addition, the Company issued 100,000 shares of common stock as an extension settlement to one note holder.

Net cash (used in)/provided by operating activities was $(424,948) and $338,923 for the nine months ended December 31, 2007 and 2006, respectively.  The cash used in 2007 is the result of a net loss of approximately $5,165,000, partially offset by non-cash charges of approximately $3,866,000 and a net change in operating assets and liabilities of approximately $874,000. The cash provided in 2006 is the result of a net loss of approximately $1,858,000, offset by non-cash charges of approximately $1,885,000 and a net change in operating assets and liabilities of approximately $312,000.

Cash used in investing activities was $6,964 and $11,909 for the nine months ended December 31, 2007 and 2006, respectively.

Cash provided by financing activities was $432,371 and $84,194 for the nine months ended December 31, 2007 and 2006, respectively. Net borrowings in the nine months ended December 31, 2007 were $572,000 as compared to $98,000 for the same period last year. These borrowings were offset by an increase in financing costs incurred in the current period of $125,823. The increase in borrowings can be directly attributed to decreased revenues as a result of our lower sales to MediaFLO in the current period.

As of December 31, 2007, the Company had a working capital deficiency of approximately $7,000,000, including notes payable and accrued interest totaling $5,424,053, net of applicable debt discount of approximately $86,000. The Company has no long-term debt.

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

In order to continue its operations beyond December 2008, the Company will need to increase revenue and profit margins, repay or obtain extensions/conversions on its existing debt and raise additional working capital.

In December 2007, the Company offered its secured and unsecured note holders the opportunity to convert the principal and interest of their notes into shares of common stock at the price of $1.00 per share and to exchange outstanding warrants to common stock on a one share of common stock for three warrants basis (1:3). As of filing this report, subscriptions for approximately $3.7 million of principal and interest conversion to common stock have been received by the Company. The Company must accept these subscriptions to affect the Exchange and intends to do so prior to the end of the current fiscal year.

The Company has reached agreement in principle with an institutional investor as the lead investor for a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture (for an aggregate cash subscription amount of $2,500,000) conversion price of $1.00 per share and five-year warrants to purchase an additional 2,500,000 shares of common stock at $1.20 per share. As of filing this report, the Company and the lead investor are negotiating with additional investors to complete the financing. Upon closing of this proposed financing the net proceeds of $2,500,000 will be used to reduce certain obligations and fund the expansion of the Company into several new vertical markets. There can be no guarantee that the Company will be successful in completing the foregoing financing or in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

Going Concern

The Company has incurred net losses of approximately $18,118,000 since inception, a substantial portion of which relates to the amortization of debt discount, the value of common stock and warrants issued in association with debt and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $7,000,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-KSB for the year ended March 31, 2007, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2007. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended December 31, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

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

[a] On May 17, 2007 an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The Company is in receipt of the conversion subscription documents. Until such closing, the litigation has been put on hold. In the event the litigation is continued it will be defended vigorously.

[b] On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff is demanding payment for additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. A provision of approximately $183,000 has been made through December 31, 2007, even though the obligation to pay additional commission is in dispute. The plaintiff is also seeking legal fees and costs which are nominal at time of filing and are not provided for. The plaintiff is also seeking a declaratory judgment from the Court to establish the term of the disputed agreement between the parties and remove any uncertainty regarding future commissions of 10% on sales occurring after September 30, 2007, plus any other relief the Court may deem just. Statmon maintains that the plaintiff’s action is entirely frivolous and disputes any obligation to pay further commissions to the plaintiff based on specific performance issues and intends to vigorously defend all aspects of the plaintiff’s complaints which may include filing a cross claim. In addition, Statmon believes that the action was improperly filed in Colorado and plans to move to transfer the case to Illinois or California based on lack of personal jurisdiction, improper venue and the legal doctrine of forum non convenience (inconvenient forum).

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Between April 1 and December 31, 2007, the Company sold Units to investors as follows:

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
•         (i) $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is currently negotiating a short term extension which would supersede such extension agreement.
•         (i) $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 30,000 shares of common stock and (iii) warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on November 19, 2007. Per the default terms of the note, the Company has recorded an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 19, 2008.

•         (i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 15,000 shares of common stock and (iii) warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on November 26, 2007. Per the default terms of the note, the Company has recorded an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 26, 2008.
•         (i) $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 10,200 shares of common stock and (iii) warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on December 2, 2007. Per the default terms of the note, the Company has recorded an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 2, 2008.
•         (i) $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 6,000 shares of common stock and (iii) warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years. This note matured on December 19, 2007. Per the default terms of the note, the Company has recorded an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 19, 2008.
•         (i) $150,000 principal amount promissory note bearing interest at 15% per annum and due 365 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years. This note matures on October 4, 2008. The terms of this note require the payment of monthly interest in advance. The Company reimbursed the note holder for fees of $7,500 related to this note.
•         (i) $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance, (ii) 25,000 shares of common stock and (iii) warrants to purchase 25,000 shares of common stock exercisable at a price of $1.20 per share for a term of five years. This note matures on October 22, 2008.

ITEM 3.	Defaults Upon Senior Securities

The Company continued to be in default on $250,000 of Senior Notes during the three months ended September 30, 2007. The Senior Notes accrue interest at a penalty rate of 15% per annum. Under the penalty provisions of the loan agreements, the Company continues to issue 25,000 shares of common stock per month until full repayment of the Senior Notes. The accrued interest on the Senior Notes at December 31, 2007 is $224,856.

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
•      A $50,000 promissory note issued in September 2006, accruing 15% penalty interest per annum since December 1, 2007.
•      A $200,000 promissory note issued in April 2007, accruing 15% penalty interest per annum since October 25, 2007.

The accrued interest on the notes in default at December 31, 2007 is $1,548,668.

In total, at December 31, 2007, $3,396,700 principal amount of the $3,893,700 principal amount of promissory notes are in default and $1,616,801 of interest had accrued on all outstanding notes as of such date.

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

Date: February 19, 2008	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.