Form 10KSB
period 2008-03-31
STATMON TECHNOLOGIES CORP
filed 2008-07-14
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐ No ☒

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

State issuer’s revenues for its most recent fiscal year: $2,841,849.

As of June 30, 2008, 10,920,597 shares of the Company’s common stock, par value $0.01 per share, were held by non-affiliates, which had a market value of approximately $10,920,597 based on available OTCBB quote of the average between the high and low bid of $1.00 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock of the registrant outstanding as of June 30, 2008 was 23,757,470.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

FORM 10-KSB
STATMON TECHNOLOGIES CORP.
March 31, 2008

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

In this Report, “Statmon”, the “Company”, “we”, “us”, or “our” refer to Statmon Technologies Corp. and its wholly-owned subsidiaries, STC Software Corp. and Statmon-eBI Solutions, LLC.

ITEM 1.   DESCRIPTION OF BUSINESS.

Company Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and ensure they remain healthy and on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites that incorporate a wide range of communications devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single umbrella control system and permit manual corrective action at the NOC or from any connected computer including a wireless device such as a Blackberry. A tiered severity level alarm system at every site, down to the device level, reports back to the NOC logging automated adjustments or permitting manual adjustment or corrective action without a field technician having to physically travel to the remote site. Any authorized operator can drill down through the Axess software screens to see exactly what is taking place with an individual device or system at a remote site and make further adjustments as required.

The optimization of network performance plus the preemption of failure eliminates or minimizes network or individual site downtime. Transmission downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction. Investment payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or costs of being “off the air” typically make the return of investment (“ROI”) highly attractive. For example, advertisers do not pay for commercials that do not go to air, or cell phone users cannot make phone calls, email, text or download video content when a base station or cell site is off the air. On a geographical basis, the Statmon Platform significantly streamlines the network engineering, emergency remote site field trips and routine maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources. For example: the ratio of the number of cell sites being managed per field technician can be improved by a meaningful amount. On the politically correct front, the Statmon Platform can dramatically facilitate the “Go Green” policies being increasingly implemented by all levels of corporate and government entities.

Architecturally designed as a universal “Manager of Technologies” (“MOT”), application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen. In real time, a proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply (“UPS”), the diesel generator and the level of the generator fuel tank, as well as disaster recovery, emergency power management and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote back on line when network operations are restored.

Telecommunications infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet the growing subscriber demand of services. In developing countries, wireless networks provide an affordable alternative to the more expensive hardwire or landline infrastructure. Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, wireless broadband and convergence of media delivery and additional data services for the wireless and IPTV fiber markets. Cable systems are offering telecommunication and broadband services to their customers and upgrading their networks including deploying Statmon’s proprietary “Accurate” Local People Meter monitoring platform which interfaces directly with Nielsen. Statmon’s unique radio frequency (“RF”) background and know how in the mainstream media broadcast industry places us in a strategic position to provide high end solutions for the enhanced telecommunications networks offering video and enriched multimedia content.

The marketing and distribution of our products is primarily facilitated by third party sales channel partners, value added resellers (“VAR”), black label and original equipment manufacturer (“OEM”) collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force. We have a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional network television market is undergoing a resurgence of activity and reformatting as the high definition television (“HD TV”), cable and satellite delivery systems realign their operating and business models including offering additional digital channels that individually focus on HD programming, continuous news coverage and weather reporting, sports and special interest coverage. Leading network broadcast operations are being streamlined or rationalized with central casting, regional hubs and unmanned stations and remote site transmission operations. The traditional radio markets are retrofitting to multi band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

We successfully entered the telecom wireless infrastructure vertical market via a contract with the Qualcomm wholly owned subsidiary, MediaFLO USA (“MediaFLO”), to deploy our Axess software and related integration products for the control and monitoring of their national mobile TV network rollout. This is the largest transmission network of its type, in the world, based on the Qualcomm developed “FLO” encoding and compression technology for multiple channels of live TV and multimedia content directly to cell phone and mobile wireless devices.

At this point, MediaFLO is providing the “FLO” mobile TV and multimedia platform (the “FLO Platform”) directly to the Verizon and AT&T cellular subscriber base. From the MediaFLO NOC in San Diego, the Statmon Platform controls and manages all the remote sites throughout the USA to optimize the FLO Platform transmission performance and Verizon’s and AT&T’s mobile TV customer satisfaction. We anticipate that the MediaFLO mobile TV platform will be adopted by additional wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with MediaFLO, we are licensing our Axess software and supplying interface components for the MediaFLO San Diego Network Operation Center and the national rollout of wireless transmission sites. Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us. From September 7, 2006 to March 31, 2008, Qualcomm and/or MediaFLO had jointly issued us purchase orders totaling $4,133,430. Since March 31, 2008 to the date of this filing, we have received purchase orders for an additional $1,047,205, of which we have delivered $578,360 of the products under these purchase orders. The MediaFLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for a term of three years. The number of MediaFLO sites is expected to increase as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

We have commenced penetrating and with adequate operating capital are poised to pursue rapid expansion into additional vertical markets, including the wireless telecommunications (cell phone), mobile TV, IPTV over fiber networks, microwave telecommunications, multimedia, gaming, grid and emergency power management, government infrastructure management, homeland security, military communications, surveillance and other markets where centrally controlled network management, embedded industrial systems and wide scale remote monitoring and control solutions are being implemented.

We believe our products have broad application in the wireless, landline and fiber segments of the telecommunications industries providing network management, alarm monitoring and remote site control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries, wireless infrastructure networks are being developed as viable alternatives to wired networks. Economic remote site management is vital for viable carrier operations.

We expect the wireless and infrastructure markets to experience sustained growth over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services customers expect. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels plus our two year involvement with wireless technology leader Qualcomm places us in a credible position to satisfy the operational needs of the mainstream telecommunications, wireless and infrastructure providers for RF and content delivery, as well as overall communications network and remote site management and control.

Our significant clients include Qualcomm - MediaFLO USA; General Electric - NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include Technology Associates International (“TAIC”), InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

Products and Services

Our technology is a sophisticated control panel, or "dashboard style" management tool kit, linking digital and analog control, monitoring and information generating elements on a wide scale or narrow channel basis. We believe that pre-packaged, product-based solutions such as ours are replacing custom “in-house” software and integration services. Our proprietary technology products offer bi-directional telemetry for remote control, automation, self-healing and monitoring of devices, systems and facilities in real time, which result in improved operating efficiencies, top line revenue protection, resource reallocation, headcount reductions and a greater ROI. We believe our ”value-add” includes the ability to process and disseminate vast amounts of gathered information into real time management information, as well as predictive trends analyses and statutory compliance reporting packages.

Based on customer demand, we plan to launch monitoring services where we oversee a client’s NOC and network, as well as a “central server model solution”, which allows the data to reside at a Statmon facility. We believe that this offering will be attractive to customers who prefer outsourcing and paying for services as an ongoing operating expense rather than capital expenditure. We believe services or out-sourcing models are gaining popularity in the market place.

We have established a sound track record with dominant high tech corporations, including Qualcomm, MediaFLO, NBC, CBS, ABC, Belo, Cox and Harris where our products are considered highly stable and reliable and we have a reputation for being highly responsive to customers’ needs. Our products are scalable and are designed to offer substantially “off-the-shelf” solutions to assist customers achieve measurable improvements in their top line revenue generation, operating margins and more efficient asset management. In the government sector, we believe that our products can be applied to make time critical institutional, defense and governmental infrastructure projects, such as first responder telecommunications, power and water management, Homeland Security and other civic projects achievable and affordable within capital budget and timeline constraints.

Strict asset management and infrastructure security have become an increasingly important priority since September 11, 2001, facilitating a worldwide review of the needs for real-time infrastructure network monitoring, automation and remote site management capabilities. We believe that the prevailing environment presents a significant opportunity for us to incorporate appropriate features and functionality into our proven application software. For example, the major television networks are automating the FCC required Emergency Alert System (EAS) alarm system with our software, as well as monitoring their mission-critical transmission, microwave links, studio and facilities management operations. Localized EAS emergency broadcasting is expected to be integrated to the mobile TV and wireless markets.

In the short term we are focused on expanding into both the wireless and fiber communications infrastructure vertical markets. For the foreseeable future we will continue to adapt our proprietary software and integration technologies to provide real time monitoring and remote control capabilities across a wide range of network and infrastructure markets. We interface front-end custom screens, protocols, embedded software and systems integration to industry specific analog and digital devices, sensors and different types of disparate systems. We are aligned with six strategic sales channel or distribution partners who have pre-existing clients and worldwide install bases. Our products can also be employed as middleware and/or be part of complete end-to-end solutions with the major infrastructure vendors such as Ericsson owned Tandberg, Motorola and many others.

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

rOVIng

Roving is the Company’s "thin client" used for remote access from anywhere on the globe. With a customizable graphical user interface, Roving allows the user to monitor, control and manage its network from anywhere. Via Roving, network operators can connect remotely through the primary Axess point and manage the entire enterprise via this single portal. Multiple clients can access the network simultaneously with no limitation. Display alarms and logs, import custom backgrounds, shapes and Adobe® Flash® objects to display and control your infrastructure with ease. Link multiple operator visual interface (“OVI”) screens allowing levels of detail and granularity previously unknown in technology management applications.

Accurate

Accurate is the Company’s solution for monitoring Local People Meter (LPM) data as deployed in the Nielsen Media Research LPM project across the U.S. Accurate can interface directly to both the Norpak® Universal Reader (NUR), and/or Nielsen Media Research's NACAT application. Interpreting decoded data from these sources Accurate can then alarm, notify, and log when discrepancies in LPM data occur. Accurate monitors four key components in the LPM data: final distributor system identification (“SID”), final distributor date/time information, program SID, and program data/time information. Once an inaccuracy is detected, Accurate can activate audio and visual alarms, notify operators and management via email, text, or voice, and log the discrepancy from onset to resolution, thus providing a verifiable document to assist in data correction from Nielsen® Media Research.

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

Key Features of Our Products

We have designed our proprietary software and hardware products with a number of key features to meet the needs of our customers in all markets, including:

•	Operator friendly;

•	Minimize field engineering travel requirements;

•	Ease of implementation, installation, maintenance, and upgrade;

•	Scalable and customizable;

•	Fully secure, including highest government approved encryption;

•	Ability to integrate the monitoring and management of a wide range of protocols and disparate systems and devices throughout a network;

•	Low-cost, off-the-shelf hardware and software, utilizing the Windows operating system, used in conjunction with a standard personal computer, laptop, PDA, or other handheld computerized device;

•	Real-time remote access, self-healing, control and monitoring of diverse systems, intelligent and passive devices across the network;

•	Real-time digital data collection, aggregation and information management services;

•	Automation, time and motion efficiencies through remote-site monitoring, managing and remote control capabilities from any web-enabled location;

•	Network and device automation, redundancy and "fail-safe" problem solving;

•	Top line revenue protection and insurance against system down-time by self-healing, preemption and prevention rather than cure; and

•	Preventative maintenance opportunities based upon trend analysis of collected data.

Customers

Our significant clients for our software and hardware products include Qualcomm/MediaFLO USA; General Electric - NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Belo Corp.; Cox Communications; Australian Government owned “Air Services of Australia”; Tribune Company Television; and Univision Communications Television and Radio Network. Some of our sales channel and integration partners include Technology Associates International (“TAIC”), InfraCell, Harris Broadcast, Pixelmetrix, Sound Broadcast Services, Ltd., and Nautel Navigation. These customers use our technology to manage their network and facilities to control, monitor, automate and manage transmission, audio, video and data.

The Company sold a substantial portion of its products and services to three customers during the year ended March 31, 2008. Sales to these customers were approximately $1,539,000 (54%), $219,000 (8%) and $135,000 (5%). The Company sold a substantial portion of its products and services to two customers during the year ended March 31, 2007. Sales to these customers were approximately $2,545,000 (69%) and $217,000 (6%).

Fiscal 2009 Goals

Our goals for fiscal 2009, given sufficient capital, are to:

•
Continue to develop the Qualcomm/MediaFLO relationship, including working with Telecom carriers, with emphasis on those adopting the MediaFLO Mobile TV platform, both domestically and through international partners, carrier user groups and individual operators;

•	Focus directly on all operators of Telecom wireless networks and communications infrastructure providers for sales of products and services;

•	Collaborate aggressively with Nautel Navigation and develop our exposure in the aviation navigation market including the FAA and all other air and sea navigational aid and beacon market opportunities;

•
Aggressively promote our software products, “Axess”, “rOVIng” and “Accurate” into the existing and expanding sales and distribution channels, including TAIC, InfraCell, Harris Broadcast, Pixelmetrix, Eddystone - Sound Broadcast Services, Ltd., and Nautel;

•	Focus on high profile product positioning and increasing our public relations exposure in the trade live television, magazine, internet and all identified infrastructure and technology markets;

•	Implement an aggressive investor relations, internet and public market making program to educate the financial markets about us and to generate liquidity in our OTC Bulletin Board listed common stock;

•	Expand our in-house sales engineering and channel business development team in the domestic and foreign markets;

•	Focus on the worldwide digital TV and radio transmitter retrofit cycle working with the transmitter, fiber and satellite hardware manufacturers and integrators;

•	Identify strategic vertical market collaboration opportunities in the aviation, shipping, energy, power management, military, government and corporate IT infrastructure markets;

•
Identify strategic infrastructure integrators and operators and complementary technologies for end-to-end solutions in the power supply, data center, wireless data delivery, embedded and sensor vertical markets.

Infrastructure and Network Management

In the rapidly evolving mass communications industry the major operators are deploying and upgrading wide scale infrastructure and networks comprising command and control network operation centers, remote sites, wide selections of incompatible technologies, alarm systems, hardware and devices from different manufacturers with disparate connectivity and operating systems. Management and control of these complex infrastructures require network wide and local engineering systems and platforms. In the event any element of a network or a remote site on the network is not functioning as designed, the primary functions may stop communicating or interacting per their intended purpose or per customer expectations of service. In many cases, a failure on the network may also cause a domino negative impact across the entire network.

The communications infrastructure industry encompasses the traditional television and radio broadcasters and all forms of telecommunications, including landline telephone and data, fiber rings, satellite, internet, broadband, mobile phones, wireless devices (lap tops or PDA’s), microwave data transmission, RF for first responders, law enforcement, air and sea navigation and emergency services. These networks typically have multiple remote sites, operations centers and network element operational issues which can be consolidated up to a single management system and central location.

When a commercial communications network is down (not on the air receiving or transmitting) there is typically a direct impact on the operators’ revenue generation, as well as on customer service and performance. Emergency engineering or resource reallocations to solve mission critical problems have a high cost factor, which can be significant in cases involving difficult to access or remote sites, such as on mountain tops, or locations in busy cities. Many network or infrastructure operational failures are power or weather related and can be proactively avoided or minimized.

For example, a storm comes through an area where a site is located, a power line goes down, the UPS (uninterrupted power supply) initially takes the full power load for a short period, the standby generator is started provided the starter motor battery is charged and there is enough fuel in the generator tank. This change of events can happen without the NOC or monitoring entity knowing anything or little more than the site is down and not transmitting (off the air). Operations at the site may remain stable until the generator runs out of fuel or the power comes back up and the site can switch back to the grid power. Typically, an engineer would be dispatched to the site to handle the restoration of the site to a normal or healthy condition. In the world today, there is a need for all the network elements and the health of remote sites to be managed and controlled all the way from the mission critical transmission technologies down to the individual periphery device and sensor level for all of the different technologies and equipment brands at the remote site and all layers comprising the network. We strongly believe the Statmon Platform addresses the emerging need for a highly flexible and universal manager of technologies in the multi-billion dollar infrastructure network industry.

Radio and Television Broadcasting Industry

Several significant rules issued by the Federal Communications Commission (FCC) of the United States in the late 1990’s opened opportunities for our products in the United States broadcast industry. These changes included (i) radio and other broadcast stations are allowed to operate “unattended”, provided a reliable remote control system is installed, (ii) station owners are permitted to own multiple stations in a single marketplace and broadcast multiple call signals from the same physical location, and (iii) stations are required to transmit both HDTV and analog television signals until February 2009.

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

As the software industry has evolved, so have the demands of enterprises purchasing software and integration services. Enterprises have become more discriminating and more influential in dictating their terms to the software industry. Enterprises increasingly want to buy from vendors who provide highly functional network based products within newer areas, such as remote asset and facilities management, system and device control and monitoring, supply chain and procurement, as well as in the bread-and-butter application areas, such as Enterprise Resource Planning (ERP). Leading-edge, web-based architecture is also coming to be seen as an essential need for operations. Moreover, companies are beginning to expect software vendors to bear an increased portion of the integration burden by developing out-of-the box connectors to common applications and devices.

Business Strategy - Potential New Vertical Markets

Given sufficient capital, we plan to continue to launch our products into an expanding range of vertical markets within the communications and infrastructure markets for a range of industries including microwave networks, power management, energy, municipal, Homeland Security, defense and governmental markets.

Any number of remote sites and devices can be networked and fully integrated for NOC control, multiple site automation, alarmed monitoring, management, remote control and/or the aggregation of real time information. Our products are designed to be robust and economically adaptable to a multitude of vertical markets. We are focused on the ongoing development of our products in consultation with our major clients and sales channel partner relationships. We intend to increase the number of Channel Partners with the objective of penetrating new markets where we do not have a presence and to enhance the perception of our ability to perform on major contracts.

Statmon’s validation by technology industry leader Qualcomm, as well as the major broadcasters, has permitted us to demonstrate the powerful functions, capabilities and stability of our core technology platforms. The current version of our proprietary software is designed to provide a low cost, non-customized solution to allow customers to monitor their networks in real time, in digital or analog mode, many different varieties and numbers of sites, systems and remote devices. Our goal in this regard is to market our software as a cross-industry, cross-application, enterprise, end-to-end or middleware solution that can demonstrate the same cost-saving efficiencies and fail-safe automation in a wide range of applications and markets as we currently do in the traditional broadcast, telecom - mobile TV, navigation aid industries.

Our product strategy is to directly promote and license our proprietary products to all levels of communications infrastructure and media broadcasters, as well as VAR’s and OEM partners like TAIC, InfraCell, Pixelmetrix and Harris Broadcast. We also intend to collaborate with equipment suppliers, infrastructure contractors and systems integrators like Tandberg and Motorola for Joint Venture, Strategic Alliance, and/or Private Label/OEM distribution across the virtually unlimited range of vertical markets. We believe that collaboration with powerful strategic partners will identify solution opportunities utilizing our products for monitoring, self-healing, automated asset management and/or remote control of technical operations, including the aggregation of data.

Our objective is to be perceived in the market as a leading network, remote site and facilities management, remote control, monitoring and universal solution provider with affordable economics. We give our new customers extensive training in our technology and its functionalities and provide materials and customer support for the on-going maintenance, monitoring and use of our products. We also provide high levels of support through our Channel Partners, so that our products and applications can achieve greater distribution and customer satisfaction.

We are identifying domestic and foreign partners and proceeding with our evaluation and development of a number of additional vertical markets, including the following:

•	Wireless and Fiber Infrastructure and Communications;

•	In Building Radio Frequency and Security Management;

•	First Responder, Emergency Services, Government and Military;

•	Energy Industry;

•	Wireless and Microwave Tower Management;

•	Homeland Security - Remote Control, Monitoring and Surveillance; and

•	Infrastructure - Remote Control, Monitoring and Data Aggregation.

Examples of our capabilities within these potential new markets include network operations centers and wireless multicasting transmission networks for mobile TV, microwave telecommunications networks for first responders, infrastructure, redundant power supply, remote site equipment and devices and other similar proactive real time control and management applications.

Competition

The management and control of sophisticated Network Operation Centers and the individual monitoring and remote control of remote sites, individual devices and disparate software systems is becoming a more diverse and competitive market. Companies such as IBM, Hewlet Packard, Nortel and Computer Associates offer various remote site, telemetry and network element solutions. Major hardware manufacturers offer a variety of network management, device management and control systems primarily to control their proprietary hardware and control systems. All the above mentioned companies have greater resources than Statmon.

Several hardware-based vendors provide monitoring solutions to the radio and television broadcast facility industry. Datapath is a direct software based competitor as is IBM, CA and Hewlett Packard. Burk-Gentner, Mosley and others represent a significant portion of the traditional broadcast marketplace primarily focused on transmitter monitoring. These products are quality offerings designed by companies and individuals who have strong industry contacts. These products are typically marketed directly to the engineering department at radio and television stations as a method of increased convenience. We believe that our products provide diverse functionality and powerful capabilities while delivering a more elegant, comprehensive, convenient and cost-effective solution to monitor and manage all of our customers’ mission-critical business operations.

For a number of years, many companies have targeted the manufacturing process and data center market with products similar in fit, form and function to us, including Hewlett Packard, IBM, National Instruments Corp., P.R.I. Automation, Kingfisher and Wonderware. These companies have achieved varying levels of success in the manufacturing and engineering design market space. Although it does not appear that these companies are focused on expansion outside their core solutions, they do represent a peripheral competitive threat to us.

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

Business Development

We believe that the most appropriate target customer will be the President, CEO, CFO, CTO or Vice-President of Engineering in organizations that manage multiple networks or facilities with numerous potential applications. Due to the executive level at which we are selling and the relatively large organizations that we are targeting, it is often necessary for our senior-level management to be actively involved in the business development and sales process. In addition, we plan to supplement the business development team with industry specialists and consultants who can aid in the direction of our product development, identification and selection of strategic partners and sales channel opportunities in each vertical market.

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

In order to fully maximize the potential of our technology and proprietary knowledge we will need to enlist the greater resources of Strategic Partners and distributors. These relationships will enable us to further penetrate our existing markets, as well as to enable us to penetrate markets where we do not have a presence. Licensing our products for private or black label/OEM distribution will allow us to broaden our revenue base on a marginal cost basis. We are actively seeking appropriate alliances and partnerships with entities in wireless, mobile TV, telecommunications, energy, power management, building and security management, environmental, government infrastructure, defense and other strategic emerging markets. Furthermore, we are pursuing domestic and international software distributors that service the computer network and web server management markets.

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

Research and Development

Our research and development efforts are focused on constantly improving the functionality and performance of our core software products and services. We obtain extensive product development input from our customers and potential customers and monitor our customers' evolving needs and changes in the marketplace. We believe our success will depend, in part, on our ability to develop and produce new software features, functionality and enhancements to our existing platform and products. We have made investments and continue to invest in research and development. Our research and development expenditures were approximately $1,280,000 in fiscal 2008 and $804,000 in fiscal 2007. If we are unable to develop new enhancements to our existing products on a timely basis, or if our new enhancements fail to achieve market acceptance, our business, prospects and results of operation will suffer.

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

Our Employees

As of June 30, 2008, we had nineteen full-time employees, of which five were engaged in sales, marketing and sales channel development; six were engaged in technical support and training; five were engaged in software development and engineering; and three were engaged in management, administration, finance and operations. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The disclosure and analysis in this report and in our other reports, press releases and public statements of our officers contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or new product acceptance in the marketplace, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies and financial results. Many factors discussed in Part I of this report will be important in determining future results. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly.

Any or all forward-looking statements in this report or any other report and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially. We undertake no obligation to publicly update forward-looking statements, except as required by law. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that our management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect our business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

Prospective investors should carefully consider the following risk factors in evaluating our business and us. The factors listed below represent certain important factors that we believe could cause our business results to differ from our forward-looking statements. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

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

We Have a History of Net Losses and May Never Achieve or Maintain Profitability.
We have a history of incurring losses from operations. At March 31, 2008, we had an accumulated deficit of approximately $19,897,000. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, attempt to develop new market verticals, and continue to develop our technology, products and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods.

Our Auditors Have Expressed a Going Concern Opinion.
Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

Concentration of Our Business in One Customer
In fiscal 2007 and 2008, MediaFLO accounted for approximately 69% and 54% of our revenues, respectively. We expect the volume of our revenues derived from MediaFLO and its affiliates to grow in fiscal 2009 and the percentage to continue to decrease as overall revenues and non-MediaFLO revenues increase. A loss of all or a substantial portion of this business would have a material adverse effect on our business, results of operations and financial condition.

Future Capital Needs, Uncertainty of Future Additional Financing.
We anticipate that our available funds and resources, including product sales, will not be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to repay our existing indebtedness if we are not able to extend the maturity dates of our notes, as well as to pursue new market verticals, develop new or enhanced products, respond to competitive pressures and acquire complementary businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders. There can be no assurance that we can obtain additional financing or obtain it on terms favorable to us. If adequate funds are not available or not available on acceptable terms, we may not be able to continue as a going concern, let alone to fund our expansion into new market verticals, promote our products as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operation and financial condition.

Substantially all of our assets are pledged to secure our indebtedness.
In connection with the March 2008 private placement, we executed a Security Agreement pursuant to which we granted a security interest and lien on all of our assets. Since these assets represent substantially all of our assets, we will not have access to additional secured lending until this indebtedness is repaid, which may require us to raise additional funds through unsecured debt and equity offerings. Default under our debt obligations would entitle our lenders to foreclose on our assets. The inability to raise additional working capital or the foreclosure of our assets could have a material adverse effect on our financial condition and results of operations. The lien will terminate when the note and all amounts due in connection with the Debentures have been paid, discharged or satisfied in full.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of our common stock to be sold in the secondary market.

Control by Certain Stockholders.
Our directors and executive officers and affiliates beneficially own approximately 54% of our outstanding shares of common stock and approximately 45% of all securities on a fully-diluted basis. If these stockholders act as a group, they will have effective control of all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

Absence of Dividends.	We do not anticipate paying any cash dividends in the foreseeable future. See "Item 5 - Market for the Common Equity and Related Stockholder Matters."

ITEM 2.   DESCRIPTION OF PROPERTIES.

The Company leases its office facilities and equipment under non-cancelable lease arrangements. The Company leases and maintains its principal place of business at 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015. The Company leases approximately 10,000 square feet in this facility. The lease term began on February 1, 2007 and continues to July 31, 2012. The straight line rent expense is $17,480 per month, including current estimates for property taxes and operating costs.

The Company subleases its former offices located at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210. The term of the sublease began on July 5, 2007 and continues through January 31, 2010. Per the terms of the sublease, the first two months of rent have been abated. The Company leases 3,953 square feet in this facility. The straight-line rent expense is $10,374 per month.

ITEM 3.   LEGAL PROCEEDINGS.

[a]
On May 17, 2007 an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share, provided the Company completes both tranches of the Convertible Debenture and warrant financing in a timely manner. The Company is in receipt of the executed conversion subscription documents and has issued the shares of common stock related to this conversion. Until such closing, the litigation has been put on hold. In the event the litigation is continued it will be defended vigorously.

[b]
On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff is demanding payment for additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. The Company has settled the matter and has accrued a payment due on or before July 7, 2008 of $89,683 as final settlement of all past and future amounts due to said party. As of the date of this filing, all amounts related to this settlement have been paid and the matter is considered closed.

[c]
Other – The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $575,000 as accrued compensation which was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $575,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 2008.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

The Company’s common stock, par value $.01 per share (the “Common Stock”), is currently quoted on the OTC Bulletin Board under the symbol “STCA.OB”. The high/low closing prices of the Company’s common stock were as follows for the periods below, as reported on www.finance.yahoo.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid
Fiscal Year Ended March 31, 2008
4th Quarter	1.15	0.86
3rd Quarter	1.16	0.91
2nd Quarter	1.59	0.79
1st Quarter	1.75	0.92

Fiscal Year Ended March 31, 2007
4th Quarter	1.14	0.65
3rd Quarter	0.91	0.62
2nd Quarter	0.90	0.43
1st Quarter	0.60	0.40

As of June 30, 2008, we had approximately 1,712 shareholders of record for our common stock.

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

Issuance of stock and warrants in relation to new debt:

•
In April 2007, we issued 30,000 shares of common stock and warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years in connection with a $50,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance. This note matured on July 2, 2007. Per the default terms of the note, we issued an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 2, 2008. We paid a 10% cash commission to a placement agent and issued warrants to purchase 5,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years related to this sale. This Note was subsequently converted to equity on February 20, 2008 per the terms of the Note Exchange described below.

•
In April 2007, we issued 15,000 shares of common stock and warrants to purchase 15,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years in connection with a $25,000 principal amount promissory note bearing interest at 10% per annum and due 90 days from the date of issuance. This note matured on July 8, 2007. Per the default terms of the note, we issued an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to July 8, 2008. We paid a 10% cash commission to a placement agent and issued warrants to purchase 2,500 shares of common stock exercisable at a price of $1.00 per share for a term of five years related to this sale. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•
In April 2007, we issued 20,000 shares of common stock and (iii) warrants to purchase 20,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years in connection with a $20,000 principal amount promissory note bearing interest at 10% per annum and due one year from the date of issuance. This note was to mature on April 16, 2008 after which interest was to increase to 15% per annum until the note was repaid. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•
In April 2007, we issued 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years in connection with a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance. This note matured on October 24, 2007. Per the default terms of the note, if we do not repay the note by the maturity date, we will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. We paid a 10% cash commission to a placement agent and issued warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years related to this sale. We are currently negotiating a short term extension which would supersede such extension agreement.

•
In May 2007, we issued 30,000 shares of common stock and warrants to purchase 30,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years in connection with a $50,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance. This note matured on November 19, 2007. Per the default terms of the note, we have issued an additional 30,000 shares of common stock and warrants to purchase 30,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 19, 2008. We paid a 10% cash commission to a placement agent and issued warrants to purchase 5,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years related to this sale. This Note was subsequently converted to equity on February 20, 2008 per the terms of the Note Exchange described below.

•
In May 2007, we issued 15,000 shares of common stock and warrants to purchase 15,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years in connection with a $25,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance. This note matured on November 26, 2007. Per the default terms of the note, we have issued an additional 15,000 shares of common stock and warrants to purchase 15,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to November 26, 2008. We paid a 10% cash commission to a placement agent and issued warrants to purchase 2,500 shares of common stock exercisable at a price of $1.00 per share for a term of five years related to this sale. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•
In June 2007, we issued 10,200 shares of common stock and warrants to purchase 10,200 shares of common stock exercisable at a price of $1.50 per share for a term of five years in connection with a $17,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance. This note matured on December 2, 2007. Per the default terms of the note, we have recorded an additional 10,200 shares of common stock and warrants to purchase 10,200 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 2, 2008. We paid a 10% cash commission to a placement agent and issued warrants to purchase 1,700 shares of common stock exercisable at a price of $1.00 per share for a term of five years related to this sale. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•
In June 2007, we issued 6,000 shares of common stock and warrants to purchase 6,000 shares of common stock exercisable at a price of $1.50 per share for a term of five years in connection with a $10,000 principal amount promissory note bearing interest at 10% per annum and due 180 days from the date of issuance. This note matured on December 19, 2007. Per the default terms of the note, we have issued an additional 6,000 shares of common stock and warrants to purchase 6,000 shares of its common stock at an exercise price of $1.50 per share with a term of five years as consideration for an extension of the due date of the note to December 19, 2008. We paid a 10% cash commission to a placement agent and issued warrants to purchase 1,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years related to this sale. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•
In October 2007, we issued 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock exercisable at a price of $1.25 per share for a term of five years in connection with a $150,000 principal amount promissory note bearing interest at 15% per annum and due 365 days from the date of issuance. This note matures on October 4, 2008. The terms of this note require the payment of monthly interest in advance. We reimbursed the note holder for fees of $7,500 related to this note.

•
In October 2007, we issued 25,000 shares of common stock and warrants to purchase 25,000 shares of common stock exercisable at a price of $1.20 per share for a term of five years in connection with a $25,000 principal amount promissory note bearing interest at 10% per annum and due 365 days from the date of issuance. This note matures on October 22, 2008.

•
On March 5, 2008 (the “Closing Date”), we issued and sold debentures in a total principal amount of $1,500,000, due March 5, 2010 (the “Debentures”) to accredited investors in a private placement pursuant to a securities purchase agreement (the “Purchase Agreement”). The Debentures are the first tranche of up to an aggregate of $3,000,000 of Original Issue Discount Senior Secured Convertible Debentures (for an aggregate cash subscription amount of up to $2,500,000). The Debentures have an effective interest rate of approximately 10% per annum. Any additional tranches must close within forty-five (45) days of the Closing Date unless extended in writing by the parties. After deducting the expenses of the private placement, including prepaid interest, we received net proceeds of approximately $1,190,000.

In connection with the private placement, the investors also received warrants (the “Warrants”) to purchase up to 1,526,874 shares of our common stock, which terminate on March 5, 2013 (the “Termination Date”) and have an exercise price of $1.20 per share. If at any time after the earlier of (i) the one year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder at the point at which the holder desires to exercise the Warrant, then the Warrants may also be exercised at such time by means of a cashless exercise. On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. If we issue warrants at a price that is less than the exercise price of the Warrants, then the exercise price of the Warrants will be reduced to such price.

In connection with the private placement, we have issued to the investors an additional investment right (the “AIRs”). Pursuant to the AIRs, each investor will have the right to purchase up to an additional principal amount of Debentures equal to such investor's principal amount of the Debentures and Warrants pursuant to the Purchase Agreement, along with additional Warrants to purchase up to a number of shares of our common stock equal to 100% of the shares issuable upon conversion of the additional Debentures so purchased by the investor.

The initial conversion price (“Conversion Price”) of the Debentures is $0.9824 per share. If we issue common stock at a price that is less than the effective conversion price, or common stock equivalents with an exercise or conversion price less than the then effective conversion price, then conversion price will be reduced to such price.

In the event that we fail to satisfy the Corporate Milestone, as defined in the Purchase Agreement, on or before the date we are required to file our Form 10-K for the period ending March 31, 2009 (the “March 2009 10-K”), then we shall issue each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 500,000 shares of our common stock. The Additional Warrants shall be in the form of the Warrants (as described above), shall have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share.

For purposes of determining whether or not we have satisfied the Corporate Milestone, we and the Purchasers shall rely on information in our filings with the Commission. In the event we fail to file the March 2009 10-K on or before the last date such form is required to be filed with financial and other information for the applicable periods evidencing satisfaction of the Corporate Milestone, we shall irrevocably be deemed to have failed to achieve the Corporate Milestone.

Other issuances of stock and warrants:

•
On June 27, 2007, we issued 45,000 shares of common stock and warrants to purchase 45,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years per the extension terms of a $75,000 promissory note that matured on June 27, 2007. The extended maturity for this was June 27, 2008. This Note was subsequently converted to equity on February 20, 2008 per the terms of the Note Exchange described below.

•
On June 29, 2007, we issued 30,000 shares of common stock and warrants to purchase 30,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years per the extension terms of a $50,000 promissory note that matured on June 29, 2007. The extended maturity for this was June 29, 2008. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•	On August 28, 2007, we issued 100,000 shares of common stock related to an extension settlement of a $132,000 principal amount note.

•
On November 30, 2007, we issued 120,000 shares of common stock per the default terms of 8 notes that matured on November 30, 2007. These Notes and some of the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•
At the end of the first three fiscal quarters, we issued 75,000 shares of common stock and at February 29, 2008 the Company issued 50,000 shares of common stock in connection with secured Senior Notes that were in default for a total of 275,000 shares of common stock for the fiscal year. The Note has subsequently been subordinated to new debt and replaced with a new long-term note with a maturity date of June 4, 2010 bearing interest at 10% per annum. All previously accrued interest related to this note through February 29, 2008 has been paid.

•
During the year ended March 31, 2008, we had issued 49,995 shares of common stock and warrants to purchase 49,995 shares of common stock exercisable at a price of $1.00 per share for a term of five years in connection with a $100,000 Senior Subordinated secured note that was in default. This Note and all the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges described below.

•
On February 20, 2008, we recorded the issuance of 149,525 shares of Common Stock to two broker/dealers related to consulting contracts for financing services related to the Note and Warrant Exchanges described below.

•
During the year ended March 31, 2008, we granted three-year and five-year penalty warrants to purchase 1,559,600 shares of common stock at $1.00 per share and three-year and five-year penalty warrants to purchase 1,124,365 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default.

Note and Warrant Exchange

On February 20, 2008, we entered into an Exchange Agreement with 52 of our secured and unsecured promissory note holders to exchange $4,073,975 of principal and interest accrued through February 28, 2008 for restricted shares of the Company’s common stock on a basis of one share for every $1.00 of principal and interest exchanged (the “Note Exchange”). We issued 4,073,975 shares of common stock related to the Note Exchange. In addition, we agreed to exchange 9,030,942 outstanding warrants held by the promissory note holders participating in the Note Exchange for 3,127,636 shares of our common stock (the “Warrant Exchange”). In total, we issued 7,201,611 shares of common stock related to both the Note Exchange and the Warrant Exchange effective February 20, 2008.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and ensure they remain healthy and on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites that incorporate a wide range of communication devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single umbrella control system and permit manual corrective action at the NOC or from any connected computer including a wireless device such as a Blackberry. A tiered severity level alarm system at every site, down to the device level, reports back to the NOC logging automated adjustments or permitting manual adjustment or corrective action without a field technician having to physically travel to the remote site. Any authorized operator can drill down through the Axess software screens to see exactly what is taking place with an individual device or system at a remote site and make further adjustments as required.

The optimization of network performance and the preemption of failure eliminates or minimizes network or individual site downtime. Transmission downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction. Investment payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or costs of being “off the air” typically make the return of investment (“ROI”) highly attractive. Advertisers do not pay for commercials that do not go to air and cell phone users cannot make calls or download video when a base station or cell site is off the air. Geographically, the Statmon Platform streamlines the network engineering and remote site field trips and maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources. The Statmon Platform can dramatically facilitate the “Go Green” policies being implemented by all levels of corporate and government entities. Architecturally designed as a universal “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen. In real time, a proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply (“UPS”) and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote back on line when network operations are restored.

Telecommunications infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet the growing subscriber demand for services. In developing countries, wireless networks provide an affordable alternative to the more expensive hardwire or landline infrastructure. Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, wireless broadband and convergence of media delivery and additional data services for the wireless and IPTV fiber markets. Cable systems are offering telecommunication and broadband services to their customers and upgrading their networks including deploying Statmon’s proprietary “Accurate” Local People Meter monitoring platform which interfaces with directly with Nielsen. Statmon’s unique radio frequency (“RF”) background and know how in the mainstream media broadcast industry places us in a strategic position to provide high end solutions for the enhanced telecommunications networks offering video and enriched multimedia content.

The marketing and distribution of our products is primarily facilitated by third party sales channel partners, value added resellers (“VAR”), black label and original equipment manufacturer (“OEM”) collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force. We have a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional network television market is undergoing a resurgence of activity and reformatting as the high definition television (“HD TV”), cable and satellite delivery systems realign their operating and business models including offering additional digital channels that individually focus on HD programming, continuous news coverage and weather reporting, sports and special interest coverage. Leading network broadcast operations are being streamlined or rationalized with central casting, regional hubs and stations and unmanned remote site transmission operations. The traditional radio markets are retrofitting to multi band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

We successfully entered the telecom wireless infrastructure vertical market via a contract with the Qualcomm wholly owned subsidiary, MediaFLO USA (“MediaFLO”), to deploy our Axess software and related integration products for the control and monitoring of their national mobile TV network rollout. This is the largest transmission network of its type in the world based on the Qualcomm developed “FLO” encoding and compression technology for multiple channels of live TV and multimedia content directly to cell phone and mobile wireless devices.

At this point, MediaFLO is providing the “FLO” mobile TV and multimedia platform (the “FLO Platform”) directly to the Verizon and AT&T cellular subscriber base. From the MediaFLO NOC in San Diego, our Platform controls and manages all the remote sites throughout the USA to optimize the FLO Platform transmission performance and Verizon’s and AT&T’s mobile TV customer satisfaction. We anticipate that the MediaFLO mobile TV platform will be adopted by additional wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with MediaFLO, we are licensing our Axess software and supplying interface components for the MediaFLO San Diego Network Operation Center and the national rollout of wireless transmission sites. Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us. From September 7, 2006 to March 31, 2008, Qualcomm and/or MediaFLO had jointly issued us purchase orders totaling $4,133,430. Since March 31, 2008 to the date of this filing, we have received purchase orders for an additional $1,047,205, of which we have delivered $578,360 of the products under these purchase orders. The MediaFLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for a term of three years. The number of MediaFLO sites is expected to increase as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

We have commenced penetrating and with adequate operating capital are poised to pursue rapid expansion into additional vertical markets, including the wireless telecommunications (cell phone), mobile TV, IPTV over fiber networks, microwave telecommunications, multimedia, gaming, grid and emergency power management, government infrastructure management, homeland security, military communications, surveillance and other markets where centrally controlled network management, embedded industrial systems and wide scale remote monitoring and control solutions are being implemented.

We believe our products have broad application in the wireless, landline and fiber segments of the telecommunications industries providing network management, alarm monitoring and remote site control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries, wireless infrastructure networks are being developed as viable alternatives to wired networks. Economic remote site management is vital for viable carrier operations.

We expect the wireless and infrastructure markets to experience sustained growth over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services customers expect. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels plus our two year involvement with wireless technology leader Qualcomm places us in a credible position to satisfy the operational needs of the mainstream telecommunications, wireless and infrastructure providers for RF and content delivery, as well as overall communications network and remote site management and control.

Our significant clients include Qualcomm - MediaFLO USA; General Electric - NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include Technology Associates International (“TAIC”), InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2008 AND 2007

Revenues – For the year ended March 31, 2008 total revenues decreased to $2,841,849 from $3,714,761 for the same period last year.  The decrease in revenues of approximately $873,000 is due principally to our sales to MediaFLO, which decreased approximately $1,005,000 from approximately $2,545,000 in the previous year to approximately $1,540,000 for the year ended March 31, 2008. In the prior year period, MediaFLO issued a large purchase order related to retrofitting pre-existing transmission sites with the Statmon system and therefore created a one-time spike in revenues of approximately $1.0 Million. The current period revenue relates to the on-going rollout of new transmission sites and did not include any revenues related to a retrofit of existing transmission sites. This MediaFLO decrease was partially offset by an increase in non-MediaFLO revenues of approximately $132,000 for the year ended March 31, 2008.

Cost of Sales - Cost of sales was $384,095 and $811,798 for the year ended March 31, 2008 and 2007, respectively. Overall gross profit margin increased to 86% for the year ended March 31, 2008 compared to 78% for the year ended March 31, 2007. The increase of approximately 8% in overall gross profit percentage is primarily attributable to a slight percentage increase in software only sales during the current period and the reduction of third party sales commissions related to certain revenues.

Selling, General and Administrative Expenses - For the year ended March 31, 2008 operating expenses increased to $4,432,120 compared to $2,950,039 for the same period last year. Selling, general and administrative expenses were approximately 156% of sales for the year ended March 31, 2008, compared to approximately 79% of sales during the same period last year. The increase of approximately $1,482,000 in selling, general and administrative expenses relates generally to the Company’s efforts to ramp up its infrastructure and to prepare for rapid top-line revenue growth. Specifically, the increase is attributed to a non-cash charge for the value of warrants issued to employees of approximately $557,000, an increase in personnel related expenses of approximately $552,000, an increase in facilities and related costs of approximately $165,000, and increase in equipment costs and depreciation of fixed assets of approximately $79,000, increases in general overhead items, including marketing, travel and entertainment and facilities costs of approximately $87,000, and an increase in professional fees of approximately $42,000.

Other Expense - For the year ended March 31, 2008 other expense increased to $4,962,177 from $3,205,178 for the same period last year. The increase of approximately $1,757,000 can be attributed to an increase in the value of common stock and warrants issued in association with debt of approximately $1,175,000 related to the issuance of an increased number of penalty warrants and penalty shares associated with delinquent notes and an increased valuation due to a higher common stock price in the current period, an increase in amortization of deferred financing costs of approximately $532,000 related to new debt and debt extensions and an increase in interest expense of approximately $50,000 related to an increased amount of debt in default.

Net Loss - As a result of the above, for the year ended March 31, 2008 the Company recorded a net loss of $6,936,543 compared to a net loss of $3,252,254 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $73,076 as of March 31, 2008 compared to $87,058 at March 31, 2007. In April through July 11, 2008, we have received net proceeds of $590,000 from the sale of Units, the details of which are discussed below.

The Company has financed its cash requirements primarily through operations, short-term and long-term borrowings. From September 2000 to March 31, 2008, the Company issued units primarily consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling approximately $6,500,000. At March 31, 2008, $652,000 of short-term notes principal amount, of which $477,000 remains in default, $500,000 of long-term note principal amount and $1,500,000 of long-term Senior Secured Convertible Debentures remain outstanding.

Net cash (used in)/provided by operating activities was ($1,488,839) and $17,363 for the years ended March 31, 2008 and 2007, respectively. The use of cash in 2008 is the result of a net loss of approximately $6,937,000, partially offset by non-cash charges related to (i) depreciation of $18,353; (ii) common stock and warrants issued in association with debt of $3,050,576; (iii) amortization of debt discount of $400,053; (iv) amortization of deferred financing costs of $935,446; (v) an increase in of $33,082 related to deferred rent expense; and a net increase in operating assets and liabilities of approximately $427,000. The use of cash in 2007 is the result of a net loss of approximately $3,252,000 partially offset by non-cash charges related to (i) depreciation of $11,427; (ii) common stock and warrants issued in connection with debt of $1,876,258; (iii) amortization of debt discount of $399,241; (iv) amortization of deferred financing costs of $403,705; (v) a net increase in deferred rent expense of $26,257; and a net change in operating assets and liabilities of approximately $512,000.

Net cash used in investing activities was $65,941 and $37,468 for the years ended March 31, 2008 and 2007, respectively. The primary use of cash in 2008 was the result of leasehold improvements related to the build out of the corporate headquarters located in Bannockburn, IL and computer and equipment purchases. The use of cash in 2007 was the result of a computer purchases, network equipment and office equipment related to the growth of the Company.

Net cash provided by financing activities was $1,540,798 and $40,828 for the years ended March 31, 2008 and 2007, respectively.  Net cash provided by financing activities in fiscal 2008 was the result of proceeds from issuance of (i) $572,000 of units consisting of promissory notes of various terms bearing interest generally at 10% per annum, 451,200 shares of the Company’s common stock and generally a three or five-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share, and (ii) net proceeds of $1,250,000 related to the issuance of $1,500,000 Senior Secured Convertible Original Issue Discount Debentures due March 5, 2010. Financing costs of $281,202 were incurred related to the raise of the capital for the Company. Net cash provided by financing activities in fiscal 2007 was the result of proceeds from issuance of $752,000 of units consisting of promissory notes of various terms bearing interest generally at 10% per annum, a share of the Company’s common stock and generally a three or five-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share, offset by note repayments of $597,000. Additional financing costs of $114,172 were incurred related to the ongoing efforts to raise capital for the Company.

Between April 1 and July 11, 2008, the Company received $590,000 of net proceeds related to the second tranche of $1,500,000 of a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture (for an aggregate cash subscription amount of $2,500,000) conversion price of $0.9824 per share and five-year warrants to purchase an additional 2,500,000 shares of common stock at $1.20 per share. The first tranche of $1,500,000 principal amount of the Debentures closed on March 5, 2008. The Company anticipates closing the remaining portion of the second tranche prior to the end of July 2008.

As of March 31, 2008, the Company had a working capital deficiency of approximately $2,141,000 including short-term notes payable and accrued interest of approximately $746,000, net of applicable debt discount of approximately $58,000 and long-term notes payable and accrued interest totaling approximately $454,000, net of applicable debt discount of approximately $1,546,000.

In order to continue its operations beyond March 2009, the Company will need to increase revenue and profit margins, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $19,897,000 since its inception and had working capital deficiency of approximately $2,141,000 at March 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effects of Recent Accounting Policies

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

ITEM 7.   FINANCIAL STATEMENTS.

The financial statements of the Company are included following the signature page to this Form 10-KSB commencing on page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth as of June 30, 2008, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company.

Name	Age	Position	Director and/or Officer Since

Geoffrey P. Talbot	60	Chairman, President, Chief Executive Officer & Chief Financial Officer	Chairman, President, Chief Executive Officer and Chief Financial Officer since June 2002

Peter J. Upfold	45	Chief Technology Officer, Vice Chairman, Director and Treasurer/Secretary	Vice Chairman, Chief Technology Officer and Director since June 2002

Kevin R. Harris	39	Chief Operating Officer	Since April 2004

Leonard Silverman, Ph.D.	68	Director	Director since June 2002

Robert B. Fields	70	Director	Director since June 2002

Each Director of the Company serves for a term of one year and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the annual meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the current executive officers and directors as of June 30, 2008.

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

Kevin R. Harris has been our Chief Operating Officer since April 1, 2004. From Feb 2001 to March 2004, Mr. Harris served as the Senior Vice President of Finance and Corporate Controller for RKO Pictures, LLC. Prior to RKO, he was the Vice President of finance and controller for an internet content joint venture between DreamWorks SKG, Imagine Entertainment and Vulcan Ventures, Pop.com, LLC. From 1998 to 2000, Mr. Harris was the director of financial planning at Metro-Goldwyn-Mayer Studios, Inc. From 1995 to 1998, Mr. Harris worked in the capacity as head of production finance and Assistant Controller at PolyGram Television where he oversaw all aspects of production finance, accounting and financial planning. From 1993 to 1995, Mr. Harris was a financial auditor at KPMG Peat Marwick. He is a licensed CPA (CA #72778) and graduated with honors from the California State University at San Bernardino earning his bachelor of science in business administration. Mr. Harris serves as a board member and treasurer of Lollipop Theater Network, a 501(c)(3) non-profit organization.

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

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2008 with the following exceptions: Dr. Silverman, Mr. Fields and Kevin Harris each failed to file reports on Form 4 in a timely fashion during fiscal 2008. One Form 5 report was filed for each that covered stock and/or warrants granted during fiscal 2008, but was not filed timely. The transactions involved the issuance of stock and/or warrants in connections with loans these persons made to the Company in this or prior fiscal periods.

Code of Ethics

We adopted a Code of Ethics in 2004. A copy of our Code of Ethics may be obtained by sending a written request to us at 3000 Lakeside Drive, Suite 300-S, Bannockburn, IL 60015, att: Investor Relations.

ITEM 10.	EXECUTIVE COMPENSATION.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended March 31, 2008 and 2007.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Geoffrey P. Talbot (1)	2008	$200,000	$-0-	$	$	$	$	$13,536	(2)	$213,536
President, CEO, CFO	2007	$170,000	$6,667	$	$	$	$	$11,905	(2)	$188,572

Peter J. Upfold (1)Chief	2008	$200,000	$-0-	$	$	$	$	$9,171	(2)	$209,171
Technology Officer	2007	$170,000	$6,667	$	$	$	$	$15,249	(2)	$191,916

Kevin R. Harris	2008	$190,000	$-0-	$	$	$	$	$6,000	(2)	$196,000
COO	2007	$153,333	$6,250	$	$	$	$	$-0-		$159,583

(1)  On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Mr. Talbot and Mr. Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Mr. Talbot and Mr. Upfold have verbally agreed to defer a portion of their contractual compensation until the Company receives at least $2 million of new capital and repays certain senior notes, at which time the respective parties will be paid at their contractual rate of pay. As such, Mr. Talbot and Mr. Upfold each received gross pay of $138,028 for the period April 1, 2007 to March 31, 2008, and $114,416 and $126,340, respectively, for the period April 1, 2006 to March 31, 2007, and the Company has accrued $61,972 each, for the period April 1, 2007 to March 31, 2008 and $62,250 and $50,326, of compensation each for the period April 1, 2006 to March 31, 2007.

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

(2)  Represents amounts the Company paid related to leased automobiles provided to Mr. Talbot, Mr. Upfold and Mr. Harris during the fiscal years indicated.

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

Stock Options. The Company did not issue stock options to any employees or officers during the fiscal years ended 2007 and 2008.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2008, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock and Warrants and Nature of Beneficial Ownership	Percent of Class

Geoffrey P. Talbot, Chairman, President, CEO, and CFO (1)	1,746,180	7.41%

Peter J. Upfold, CTO, Vice Chairman, Secretary/Treasurer (1)	2,811,603	11.92%

Leonard Silverman, Ph.D., Director (2)(3)	303,219	1.29%

Robert B. Fields, Director (2)(3)	216,300	0.92%

Kevin R. Harris, Chief Operating Officer (4)	640,000	2.67%

Thieme Consulting, Inc. (5)	2,212,006	9.38%

Dean Delis (6)	4,051,061	17.07%

All Executive Officers and Directors as a Group (five persons)	5,717,302	24.20%

(1)	The address of Geoffrey P. Talbot and Peter J. Upfold is 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.
(2)	The address of Leonard Silverman, Ph.D. and Robert B. Fields is c/o Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.
(3)
Dr. Leonard Silverman and Robert Fields each received 100,000 shares for their services as Directors on December 31, 2002. The Company has granted a total of 108,000 and 9,000 warrants to purchase shares of its common stock to Dr. Silverman and Mr. Fields, respectively, in connection with loans that they made to the Company in previous years. The warrants are exercisable at $1.00 per share for three-year terms. See “Certain Relationships and Related Transactions.” These warrants were exchanged for shares of common stock as part of the Warrant Exchange.

(4)
The address of Mr. Harris is c/o Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015. Includes 250,000 shares of common stock, warrants to purchase 340,000 shares of common stock exercisable at a price of $1.00 per share and warrants to purchase 50,000 shares of common stock exercisable at $1.25 per share.

(5)	The address of Thieme Consulting, Inc. is 845 third Ave., 14th Floor, New York, New York 10022.
(6)	The address of Dean Delis is 2929 Campus Drive, Ste. 175, San Mateo, CA 94405. Includes warrants to purchase 150,000 shares of common stock exercisable at $1.00 per share.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the “Senior Notes”) for a total of $250,000, accruing interest at 10% per annum. In connection with the Senior Notes, Thieme Consulting, Inc. acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $2.00 per share which expired on October 31, 2006. The three Senior Notes initial terms went into default on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. Pursuant to the loan agreements penalty provisions, the Company has issued 25,000 shares of common stock per month until full repayment of the Senior Notes. Subject to certain subordination agreements entered into in March 2008, the Company’s obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are extinguished. The Company accrued $49,417 of interest and granted the note holder 275,000 penalty shares, valued at $330,250, during the year ended March 31, 2008. The Company accrued $37,500 of interest and granted the note holder 300,000 penalty shares, valued at $209,750, during the year ended March 31, 2007.

On March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000 and extinguished the original note from October 2001 described above. This new note is subordinated to the notes in [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note and subordinating their first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896.

In December 2002, Dr. Silverman, a Director, loaned the Company $15,000 under the terms of a promissory note bearing interest at a rate of 10% per annum. The promissory note matured on May 31, 2003. In connection with the note, the Company issued Dr. Silverman 15,000 restricted shares of its common stock and has issued him 15,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. The Company accrued $11,166 of interest on this note and issued 90,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges.

In October, 2003, Dr. Silverman, a Director, loaned the Company $10,000 under the terms of a promissory note bearing interest at a rate of 10% per annum. The promissory note matured on April 28, 2004. In connection with the note, the Company issued Dr. Silverman 10,000 restricted shares of its common stock and issued him 10,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. The Company accrued $6,253 of interest and issued 18,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges.

In October 2003, Robert B. Fields, a director, loaned the Company $5,000 represented by a promissory note bearing interest at 10% per annum. The promissory note matured on April 28, 2004. In connection with the loan, the Company issued Mr. Fields 5,000 restricted shares of its common stock and issued him 5,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. The Company accrued $3,110 of interest and issued 9,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges.

In June 2004, Martin E. Jacobs, one of the Company’s legal counsels, settled a lawsuit for the Company that resulted in, among other things, the assignment of 1,120,000 shares of common stock back to the Company. Of these shares, Mr. Jacobs contingency fee arrangement with the Company entitled him to 373,396 restricted and unregistered shares of its common stock pursuant to Rule 144 of the Securities and Exchange Act of 1933 to its legal counsel in connection with the settlement. In December 2004, Mr. Jacobs loaned the Company $100,000 represented by a promissory note bearing interest at 10% per annum maturing in November 2005 and in connection with the loan the Company issued Mr. Jacobs 100,000 shares of its common stock and issued warrants to purchase 100,000 shares of common stock exercisable at $1.50 per share for a three-year term. The Company accrued $42,507 of interest and issued 260,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. During the fiscal year ended March 31, 2006, Mr. Jacobs loaned the Company an additional $114,700 of which $91,700 is represented by promissory notes bearing interest at 10% per annum due 365 days from the date of issuance, $16,000 is represented by a promissory note bearing interest at 10% per annum due 60 days from the date of issuance and $7,000 as a non-interest bearing loan which was subsequently repaid. In connection with these notes, the Company issued 107,700 shares of common stock and warrants to purchase 91,700 shares of its common stock exercisable at $1.50 per share for a three-year term. The Company accrued $34,778 of interest and issued 164,559 common stock purchase warrants exercisable at $1.00 per share for a three-year term. These Notes, Interest and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges. Mr. Jacobs is currently representing the Company in the both actions described in “Legal Proceedings.” Mr. Jacobs is handling the lawsuits on a one-third contingency basis of the net benefit to the Company.

Between November 2003 and June 30, 2007, Dean Delis has loaned the Company $1,615,000 represented by promissory notes bearing interest at 10% per annum of which $975,000 was outstanding prior to February 20, 2008. In connection with these loans, the Company had accrued $354,009 of interest, issued 1,633,170 shares of common stock and warrants to purchase 3,539,307 shares of its common stock exercisable from $1.00 to $1.50 per share for a three and five-year terms. At February 20, 2008, $775,000 of these notes along with the accrued interest of $354,009 and 3,389,307 warrants to purchase share of common stock were converted to equity per the terms of the Note and Warrant Exchanges. As of March 31, 2008, one note with a principal value of $200,000 and the related 150,000 warrants to purchase share of common stock exercisable at $1.00 per share remain outstanding. Interest on this note is paid current.

ITEM 13.      EXHIBITS.

(a) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Reorganization (1)

3.1	Articles of Incorporation (2)

3.2	Articles of Amendment of Articles of Incorporation (3)

3.3	Amended and Restated Bylaws of the Company (6)

4.1	Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

4.2	Form of Stock Certificate (6)

4.3	Form of Common Stock Purchase Warrant (exercisable at $5.00 per share) (6)

4.4	Form of Common Stock Purchase Warrant (exercisable at $2.00 per share) (6)

4.5	Form of Common Stock Purchase Warrant (exercisable at $1.00 per share) (6)

4.6	Form of Common Stock Purchase Warrant (exercisable at $1.50 per share) (8)

4.7	Form of Common Stock Purchase Warrant (exercisable at $1.25 per share) (8)

4.8	Form of Subscription Agreement for Exchange (10)

4.9	Form of Original Issue Discount Senior Secured Convertible Debenture (11)

4.10	Common Stock Purchase Warrant (11)

4.11	Form of Additional Investment Right (11)

10.1	Share Purchase Agreement (Sino Global Development Limited) (4)

10.2	Share Purchase Agreement (Systems & Technology Corp.) (4)

10.3	Share Purchase Agreement (Ace Capital Investment Limited) (4)

10.4	Share Purchase Agreement (Powerlink International Finance Inc.) (4)

10.5	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended. (6)

10.6	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended. (6)

10.7	Agreement for Purchase and Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended. (6)

10.8	Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)

10.9	Addendum to Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)

10.10	Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc. (6)

10.11	Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited. (6)

10.12	Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest. (6)

10.13	Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest. (6)

10.14	Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.15	Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)

10.16	Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000. (6)

10.17	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000. (6)

10.18	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields. (6)

10.19	Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to June 2007. (6)

10.20	Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC. (6)

10.21	Non-exclusive Reseller Agreement dated May 26, 2006 between Statmon Technologies Corp. and Harris Corporation (8)

10.22	Form of Senior Subordinated Promissory Note issued by Statmon Technologies Corp. to Dean Delis (8)

10.23	Form of Promissory Note issued by Statmon Technologies Corp. to Martin E. Jacobs (8)

10.24	Agreement for Purchase and Sale of Remote Monitoring Products, dated September 7, 2006 between Statmon Technologies Corp. and MediaFLO USA, Inc. (9)

10.25	Premises lease by and between Statmon Technologies Corp. as tenant and YPI Bannockburn, LLC as Landlord (9)

10.26	Securities Purchase Agreement dated March 5, 2008 (11)

10.27	Security Agreement dated March 5, 2008 (11)

10.28	Subsidiary Guarantee dated March 5, 2008 (11)

14.1	Code of Ethics (6)

14.2	Charter of Audit Committee (6)

14.3	Charter of Compensation Committee (9)

21.1	List of Subsidiaries of the Company (6)

24.1	* Power of Attorney.

31.1	* Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.
(2)	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.
(3)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.
(4)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.
(5)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.
(6)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on September 14, 2004.
(7)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2005.
(8)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2006.
(9)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2007.
(10)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on February 22, 2008.
(11)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on March 7, 2008.

(B) REPORTS ON FORM 8-K
- Form 8-K filed on February 22, 2008
- Form 8-K filed on March 7, 2008

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of Marcum & Kliegman, LLP our current independent auditor billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the Year Ended March 31,
	2008	2007

Audit Fees	$175,000	$140,000
Audit Related Fees	-	-
Tax Fees	10,000	7,500
All Other Fees	-	-
Total Fees	$185,000	$147,500

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATMON TECHNOLOGIES CORP.,
a Nevada corporation

By:	/s/ Geoffrey P. Talbot
Geoffrey P. Talbot
Chairman, CEO, President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	July 14, 2008

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GEOFFREY P. TALBOT	Chairman, CEO, President and	July 14, 2008
GEOFFREY P. TALBOT	Chief Financial Officer

/s/ PETER J. UPFOLD	Vice Chairman, CTO, Treasurer/Secretary	July 14, 2008
PETER J. UPFOLD

/s/ LEONARD SILVERMAN, Ph. D.	Director	July 14, 2008
LEONARD SILVERMAN, Ph. D.

/s/ ROBERT B. FIELDS	Director	July 14, 2008
ROBERT B. FIELDS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheet as of March 31, 2008	F-2

Consolidated Statements of Operations for the Years Ended March 31, 2008 and March 31, 2007	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended March 31, 2008 and March 31, 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended March 31, 2008 and March 31, 2007	F-5

Notes to Consolidated Financial Statements	F-6 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Statmon Technologies Corp.

We have audited the accompanying consolidated balance sheet of Statmon Technologies Corp. and Subsidiaries (the "Company") as of March 31, 2008, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statmon Technologies Corp and Subsidiaries as of March 31, 2008, and the consolidated results of their operations and their cash flows for the years ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of approximately $6.9 million and $3.3 million during the years ended March 31, 2008 and 2007, respectively. In addition, as of March 31, 2008, the Company had a working capital deficiency of approximately $2.1 million. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
New York, New York
July 11, 2008

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2008

ASSETS
Current Assets:
Cash	$73,076
Accounts receivable	394,735
Inventories	48,616
Prepaid expense and other current assets	159,614
Total Current Assets	676,041

Property and Equipment, net	241,429

Deferred financing costs, net	222,363
Security deposits and other assets	128,640
Total Assets	$1,268,473

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $200,000 due to a related party), net of debt discount of $58,179	$593,821
Accounts payable	989,100
Accrued expenses	312,387
Accrued compensation	574,801
Interest payable (including $7,083 due to related party)	151,806
Deferred revenue	194,883
Total Current Liabilities	2,816,798

Long-term Liabilities:
Notes payable (including $250,000 due to related party), net of debt discount of $99,677	400,323
Convertible Note Payable, net of debt discount of $1,446,576	53,424
Total Liabilities	3,270,545

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value, 100,000,000 shares authorized, 23,579,553 issued and outstanding	235,794
Additional paid-in capital	17,658,841
Accumulated deficit	(19,896,707)
Total Stockholders' Deficiency	(2,002,072)
Total Liabilities and Stockholders' Deficiency	$(1,268,473)

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2008	2007

Revenues	$2,841,849	$3,714,761

Cost of Sales	384,095	811,798

Gross Profit	2,457,754	2,902,963

Selling, General and Administrative Expenses	4,432,120	2,950,039

Operating Loss	(1,974,366)	(47,076)

Other Expense:
Interest (including $209,477 and $226,388 to related parties for 2008 and 2007 periods, respectively)	576,102	525,974
Common stock and warrants issued in association with debt (including $1,354,247 and $940,834 to related parties for 2008 and 2007)	3,050,576	1,876,258
Amortization of debt discount	400,053	399,241
Amortization of deferred financing costs	935,446	403,705
Total Other Expense	4,962,177	3,205,178

NET LOSS	$(6,936,543)	$(3,252,254)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.42)	$(0.23)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	16,566,039	14,412,720

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended March 31, 2008 and 2007

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency
Balance, March 31, 2006	13,588,482	135,885	4,929,158	(9,707,910)	(4,642,867)
Issuance of debt related penalty shares	732,540	7,325	500,097		507,422
Issuance of common stock related to new debt	655,000	6,550	376,096		382,646
Issuance of common stock for financing related services	75,000	750	54,000		54,750
Issuance of debt related penalty warrants	-		1,591,735		1,591,735
Issuance of warrants to placement agent	-		20,300		20,300
Issuance of warrants to employees	-		93,000		93,000

Net Loss				(3,252,254)	(3,252,254)
Balance, March 31, 2007	15,051,022	$150,510	$7,564,386	$(12,960,164)	$(5,245,268)
Issuance of debt related penalty common stock	544,995	5,449	610,440		615,889
Issuance of common stock related to new debt	451,200	4,512	190,580		195,092
Issuance of warrants related to new debt			836,662		836,662
Issuance of common stock for note extensions	181,200	1,812	243,924		245,736
Issuance of warrants for note extensions			203,034		203,034
Issuance of debt related penalty warrants	-	-	2,252,186		2,252,186
Issuance of common stock to placement agent	149,525	1,495	155,506		157,001
Issuance of warrants to placement agent			94,178		94,178
Issuance of warrants to employees	-	-	649,650		649,650
Issuance of warrants as forbearance on operating liabilities	-	-	182,500		182,500
Beneficial conversion related to convertible debentures			673,836		673,836
Issuance of common stock related to debt exchange	4,073,975	40,740	4,033,235		4,073,975
Issuance of common stock related to warrant exchange	3,127,636	31,276	(31,276)		-

Net Loss				(6,936,543)	(6,936,543)
Balance, March 31, 2008	23,579,553	$235,794	$17,658,841	$(19,896,707)	$(2,002,072)

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,936,543)	$(3,252,254)
Adjustments to reconcile net loss to net cash (used in)/ provided by operating activities:
Depreciation	18,353	11,427
Common stock and warrants issued in association with debt	3,050,576	1,876,258
Amortization of debt discount	400,053	399,241
Amortization of deferred financing costs	935,446	403,705
Deferred rent expense	(33,082)	(26,257)
Non-cash stock based compensation charge	649,650	93,000
Changes in operating assets and liabilities:
Accounts receivable	(165,683)	(46,614)
Inventories	12,132	(15,359)
Prepaid expense and other current assets	(97,393)	(37,638)
Security deposits and other assets	88,425	(206,600)
Accounts payable	414,009	120,546
Accrued expenses	(224,599)	(9,077)
Accrued compensation	157,165	82,676
Interest payable	256,275	478,758
Deferred revenue	(13,623)	145,551
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(1,488,839)	17,363
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(65,941)	(37,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	572,000	752,000
Proceeds from convertible notes payable	1,250,000	-
Repayment of notes payable	-	(597,000)
Deferred financing costs	(281,202)	(114,172)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,540,798	40,828
NET (DECREASE)/INCREASE IN CASH	(13,982)	20,723
CASH, BEGINNING OF PERIOD	87,058	66,335
CASH, END OF PERIOD	$73,076	$87,058
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$273,118	$25,223
Income Taxes	$-	$4,814
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock related to debt acquisition	$195,092	$162,594
Issuance of warrants related to debt acquisition	$836,662	$181,552
Issuance of common stock for note extensions	$245,736	$178,600
Issuance of warrants for note extensions	$203,034	$82,800
Issuance of common stock to placement agents	$157,001	$54,750
Issuance of warrants to placement agents	$94,178	$20,300
Issuance of common stock related to debt exchange	$4,073,975	$-
Beneficial conversion related to convertible debentures	$673,836	$-
Capitalization of rent abatement	$167,636	$36,993

The accompanying notes are an integral part of these consolidated financial statements.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and keep them on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites incorporating a wide range of devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single control system, or permit corrective action at the NOC. A tiered severity level alarm system at every site, down to the device level, reports back to the NOC permitting manual adjustment or corrective action without having to visit the site. An authorized operator can drill down and make manual adjustments to an individual device at a remote site from any connected location including a wireless device such as a Blackberry.

Architecturally designed as a universal “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen. In real time, a proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply (“UPS”) and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote back on line when network operations are restored.

The marketing and distribution of our products are primarily facilitated by value-added resellers (“VAR’s”), sales channel strategic partners and original equipment manufacturer (“OEM”) collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $19.9 million since inception. Additionally, the Company had a net working capital deficiency of approximately $2.1 million at March 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during fiscal 2008 and 2007 from the sale of Original Issue Discount Senior Secured Convertible Debenture and related warrants in March 2008 (“March OID’s) and from the sale of Units consisting of notes, common stock and warrants to purchase shares of common stock resulting in net proceeds to the Company of approximately $1,822,000 and $155,000, respectively. In addition, as more fully described in Note 12, the Company raised an additional $590,000 net proceeds in June 2008 from the sale of Original Issue Discount Senior Secured Convertible Debenture and related warrants on substantially similar terms and conditions as the March OID’s.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

Management Plans

As more fully described in the Notes below, the Company funded its operations during the year ended March 31, 2008 and 2007 from operations and through the sale of OID’s and promissory notes, common stock and warrants to purchase shares of common stock (“Units”) resulting in net proceeds to the Company of $1,822,000 and $155,000, respectively.

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company has required capital infusions to augment its total capital needs. While the Company anticipates its future operations will be cash flow positive, delays in customer’s implementation timelines, payment schedules and delivery roll outs directly impact short-term cash flow expectations causing the Company to increase its borrowings. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow as the existing and new sales channel partner relationships develop.

On February 20, 2008, the Company accepted subscriptions for the conversion of $4,073,975 of outstanding promissory notes and the related interest payable into shares of restricted common stock at the price of $1.00 per share and exchanged 9,030,942 outstanding warrants for 3,127,636 shares of restricted common stock. See a more detailed description of this transaction in Note 5 below.

On March 5, 2008, the Company finalized the first tranche of $1,500,000 of a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture (for an aggregate cash subscription amount of $2,500,000) conversion price of $0.9824 per share and five-year warrants to purchase an additional 2,500,000 shares of common stock at $1.20 per share. As of the filing of this report, the Company has closed $590,000 of net proceeds related to the second tranche of the OID financing, the net proceeds will be used to reduce certain obligations and fund the expansion of the Company into several new vertical markets. There can be no guarantee that the Company will be successful in completing the entire second tranche financing beyond the $590,000 already received or in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Consolidation - The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Statmon-eBI Solutions, LLC and STC Software Corp. All inter-company accounts and transactions have been eliminated in consolidation.

b.
Accounting Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

c.
Allowance for Doubtful Accounts - The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2008 the allowance for doubtful accounts was $NIL.

d.
Property and Equipment - Property and equipment are stated at cost. The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The useful lives of property and equipment for the purposes of computing depreciation are:

Computer Equipment	5 - 7 years
Software	5 years
Office Equipment	5 years
Leasehold improvements	Lesser of the life of the lease or the estimated useful life of the related asset.

e.
Research and Development - Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $1,280,000 and $804,000 for the years ended March 31, 2008 and 2007, respectively.

f.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

g.
Net Loss Per Share - Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the convertible notes and warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of convertible notes and warrants to purchase 6,571,448 and 9,225,177 shares of common stock as of March 31, 2008 and 2007, respectively.

h.
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

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

i.
Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturities of these instruments. The carrying amounts of the Company’s notes payable and convertible notes approximate fair value based on the prevailing market interest rates.

j.
Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As of March 31, 2008, the Company does not believe that any impairment has occurred.

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

l.
Stock-Based Compensation - The Company reports stock based compensation under Statements of Financial Accounting Standards ("SFAS") No. 123R ("123R") "Share Based Payment." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18") which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair value of the options or their equivalent granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

During the years ended March 31, 2008 and 2007 the Company granted 870,000 and 275,000 warrants to employees and consultants for services provided. Accordingly the Company incurred a charge for stock based compensation of approximately $649,650 and $93,000, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the twelve month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at April 1, 2007	275,000	$0.54

Granted	670,000	$1.13

Vested	(870,000)	$0.95

Expired	—	$—

Nonvested at December 31, 2007	75,000	$1.02

Stock-based compensation expense recognized under SFAS 123(R) related to employee warrants was $649,650 and $93,000 for the twelve months ended March 31, 2008 and 2007, respectively.

m.	Shipping and Handling - Shipping and handling costs incurred are either billed to the customer and included as part of cost of sales, or charged to cost of sales as incurred.

n.	Amortization of Debt Discount- Debt discount is amortized on a straight-line basis over the life of the related notes.

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

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for the Company as of the beginning of fiscal 2010.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consists of the following:

Computer Equipment	$75,865
Software	13,008
Office Equipment	33,462
Leasehold Improvements	209,910
332,245

Less: accumulated depreciation	90,816

$241,429

Depreciation of property and equipment was $18,353 and $11,427 for the years ended March 31, 2008 and 2007, respectively.

4.	DEFERRED FINANCING COSTS

At March 31, 2008, the deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt as follows:

Deferred financing costs	$235,618
Less: accumulated amortization	(13,255)

Deferred financing costs, net	$222,363

Deferred financing costs include commissions paid and the value of equity issued to placement agents, the value of common stock and warrants issued to extend notes payable, legal fees associated with new debt and the value of equity issued and fees paid to consultants for financing related services. These costs are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. During the year ended March 31, 2008, the Company capitalized $232,071 of deferred financing costs related to the Original Issue Discount Senior Secured Convertible Debenture (see Note 6). For the years ended March 31, 2008 and 2007, amortization of deferred financing costs was $935,446 and $403,705, respectively.

5.	EXCHANGE AGREEMENT

On February 20, 2008, the Company entered into an Exchange Agreement with 52 of its secured and unsecured promissory note holders to exchange $4,073,975 of principal and interest accrued through February 28, 2008 for unregistered shares of the Company’s common stock on a basis of one share for every $1.00 of principal and interest exchanged (the “Note Exchange”). The Company issued 4,073,975 shares of common stock related to the Note Exchange. In addition, the Company has agreed to exchange 9,030,942 outstanding warrants held by the promissory note holders participating in the Note Exchange for 3,127,636 shares of the Company’s common stock (the “Warrant Exchange”). In total, the Company issued 7,201,611 shares of common stock related to both the Note Exchange and the Warrant Exchange.

6.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE

On March 5, 2008 (the “Closing Date”), Statmon Technologies Corp. (the “Company”) issued and sold debentures in a total principal amount of $1,500,000, due March 5, 2010 (the “Debentures”) to accredited investors in a private placement pursuant to a securities purchase agreement (the “Purchase Agreement”). The Debentures are the first tranche of up to an aggregate of $3,000,000 of Original Issue Discount Senior Secured Convertible Debentures (for an aggregate cash subscription amount of up to $2,500,000). The Debentures have an effective interest rate of approximately 10% per annum. Any additional tranches must close within forty-five (45) days of the Closing Date unless extended in writing by the parties. After deducting the expenses of the private placement, including prepaid interest, the Company received net proceeds of approximately $1,190,000.

In connection with the private placement, the investors also received warrants (the “Warrants”) to purchase up to 1,526,874 shares of the Company’s common stock, which terminate on March 5, 2013 (the “Termination Date”) and have an exercise price of $1.20 per share. If at any time after the earlier of (i) the one year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder at the point at which the holder desires to exercise the Warrant, then the Warrants may also be exercised at such time by means of a cashless exercise. On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. If the Company issues warrants at a price that is less than the exercise price of the Warrants, then the exercise price of the Warrants will be reduced to such price.

In connection with the private placement, the Company issued to the investors an additional investment right (the “AIRs”). Pursuant to the AIRs, each investor will have the right to purchase up to an additional principal amount of Debentures equal to such investor's principal amount of the Debentures and Warrants pursuant to the Purchase Agreement, along with additional Warrants to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares issuable upon conversion of the additional Debentures so purchased by the investor.

The initial conversion price (“Conversion Price”) of the Debentures is $0.9824 per share. If the Company issues common stock at a price that is less than the effective conversion price, or common stock equivalents with an exercise or conversion price less than the then effective conversion price, then the conversion price will be reduced to such price.

The Company accounted for the debentures under accounting guidance provided by accounting guidance provided by Emerging Issues Task Force ("EITF") No 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"  and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

The gross proceeds of $1,500,000 were recorded net of a discount of $1,500,000.  The debt discount consisted of $250,000 related to the original issue discount and $576,000 related to the allocated fair value of the warrants and the remaining $674,000 relates to the beneficial conversion feature of the note.  The debt discount is charged to interest expense ratably over the life of the loan.

In the event that the Company fails to satisfy the Corporate Milestone, as defined in the Purchase Agreement, on or before the date the Company is required to file its Form 10-K for the period ending March 31, 2009 (the “March 2009 10-K”), then the Company shall issue each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 500,000 shares of the Company’s common stock. The Additional Warrants shall be in the same form as the Warrants described above, shall have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. For purposes of determining whether or not the Company has satisfied the Corporate Milestone, the Company and the Purchasers shall rely on information in the Company’s filings with the Commission. In the event the Company fails to file the March 2009 10-K on or before the last date such form is required to be filed with financial and other information for the applicable periods evidencing satisfaction of the Corporate Milestone, the Company shall irrevocably be deemed to have failed to achieve the Corporate Milestone.

7.	NOTES PAYABLE

Notes payable at March 31, 2008 consist of the following:

Current:
Notes Payable - Delis - related party[a]	$200,000
Notes Payable - various[b]	452,000
$652,000
Less: Debt Discount	(58,179)
Total Current Notes Payable	$593,821
Long-term:
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party[c]	250,000
Senior Subordinated Notes Payable[d]	250,000
$500,000
Less: Debt Discount	(99,677)
Total Long-term Notes Payable	$400,323

[a]
On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is currently negotiating a short term extension which would supersede such extension agreement and anticipates repayment of the note from the net proceeds from the current round of financing.

[b]
These Units generally consisted of (i) a promissory note bearing interest generally at 10% per annum, (ii) a share of the Company’s common stock and (iii) three or five-year warrant to purchase shares of common stock at an exercise price between $1.00 and $2.00 per share. The total amount of these notes is $452,000 and represents eight notes with initial maturity dates between November 19, 2002 and October 21, 2008. Of these eight notes, two were entered into during the year ended March 31, 2008 for a total principal value of $175,000. In association with these notes, the Company issued 175,000 shares of common stock and warrants to purchase 175,000 shares of common stock for a term of five years and exercisable between $1.20 and a $1.25 per share. In addition, during the year ended March 31, 2008, the Company sold units to seven other investors for a total principal amount of $197,000 that were exchanged per the Note exchange described below. In association with these notes, the Company issued 126,200 shares of common stock and warrants to purchase 126,200 shares of common stock for a term of five years at an exercise price of $1.00 to $1.50 per share.

At March 31, 2008, $277,000 principal amount of these notes is in default, plus interest of $141,969, with the remaining $175,000 principal amount of these notes not yet due. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the Unit, as a penalty until the repayment of the notes in full. The Company accrued $66,825 of interest and granted 90,000 penalty warrants, valued at $71,475 related to such notes during the year ended March 31, 2008. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

7.	NOTES PAYABLE, continued

[c]
In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the “Senior Notes”) for a total of $250,000, accruing interest at 10% per annum. In connection with the Senior Notes, Thieme Consulting, Inc. acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $2.00 per share which expired on October 31, 2006. The three Senior Notes initial terms went into default on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum. Pursuant to the loan agreements penalty provisions, the Company has issued 25,000 shares of common stock per month until full repayment of the Senior Notes. Subject to certain subordination agreements entered into in March 2008, the Company’s obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are extinguished. The Company accrued $49,417 of interest and granted the note holder 275,000 penalty shares, valued at $330,250, during the year ended March 31, 2008. The Company accrued $37,500 of interest and granted the note holder 300,000 penalty shares, valued at $209,750, during the year ended March 31, 2007.

On March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000 and extinguished the original note from October 2001 described above. This new note is subordinated to the notes in [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note and subordinating their first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896.

[d]
On March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder for $250,000 and extinguished the original note for $250,000 from August 2004. This new note is subordinated to the notes in Note 6 and [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants (as more fully described below), and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share which expire on March 5, 2013. The Company accrued $36,541 of interest and granted the note holder penalty warrants to purchase 550,000 share of common stock exercisable at $1.00 related to the August 2004 note during the year ended March 31, 2008. Subsequent to March 31, 2008, the Company has agreed to issue shares of common stock at a value of $1.00 per share in lieu of cash interest payments for the first 12 months of the new promissory note dated March 5, 2008.

During the year ended March 31, 2008, the Company granted three-year and five-year warrants to purchase 1,559,600 shares of common stock at $1.00 per share and three-year and five-year warrants to purchase 1,124,365 shares of common stock at $1.50 per share in accordance with the penalty provisions of the various loan agreements for notes in default. In addition, the Company issued 181,200 shares of common stock valued at $245,736 and granted five-year warrants to purchase 181,200 shares of common stock at $1.00 per share per the automatic extension terms of eight promissory notes, the Company issued 100,000 shares of common stock valued at $90,000 to one note holder as an extension settlement related to a note in default, issued 120,000 shares of common stock valued at $135,600 related to the penalty provisions of eight promissory notes that went into default at November 30, 2007 and issued 49,995 shares of common stock valued at $60,039 related to the penalty provisions of one promissory note that was exchanged as part of the Note Exchange.

7.	NOTES PAYABLE, continued

In addition, during the year ended March 31, 2008, the Company granted warrants to purchase 7,500 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $75,000 of capital raised in October of 2006, warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $200,000 of capital raised in April of 2007, warrants to purchase 20,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $200,000 of capital raised in March and April of 2007, warrants to purchase 10,200 shares of common stock exercisable at a price of $1.00 per share for a term of five years as commission for $102,000 of capital raised in May and June of 2007 . These warrants were valued at $54,098. On February 20, 2008, the Company granted 149,525 shares of common stock to two broker/dealers related to consulting contracts for financing services related to the Note and Warrant Exchanges.

8.	EQUITY TRANSACTIONS

[a]	Common Stock

During the year ended March 31, 2008, the Company issued 275,000 penalty shares of common stock valued at $330,250 associated with the secured Senior Subordinated Notes to Thieme that were in default (Note 7[c]), 49,995 penalty shares of common stock valued at $60,039 associated with a secured Senior Subordinated Note that was in default and exchanged as part of the Note Exchange (Note 4), 120,000 shares of common stock valued at $135,600 per the penalty provisions of a group of previously extended notes, 451,200 shares of common stock related to new debt transactions during the period, 100,000 shares of common stock valued at $90,000 as an extension settlement to one note holder, 181,200 shares of common stock valued at $245,736 per the automatic extension terms of eight promissory notes, 149,525 shares of Common Stock valued at $157,001 to two broker/dealers related to consulting contracts for financing services related to the Note and Warrant Exchanges and 7,201,611 shares of common stock related to the Note and Warrant Exchanges (Note 5).

During the year ended March 31, 2007, the Company issued 300,000 shares of common stock valued at $209,750 associated with the secured Senior Notes that were in default, 174,540 shares of Common Stock valued at $95,733 associated with the secured Senior Subordinated Notes that were in default, 38,000 shares of common stock valued at $23,340 to various parties as penalty shares related to short-term notes that expired during the period, 100,000 shares of Common Stock valued at $73,000 related to a note extension to February 8, 2007, 75,000 shares of Common Stock valued at $54,750 as compensation to a consultant for investor relation services and 120,000 shares of common stock valued at $105,600 to extend a group of notes to November 30, 2007, and 655,000 shares of common stock to note holders related to new debt in the period.

8.	EQUITY TRANSACTIONS, continued

[b]   Stock Options and Warrants

The following table illustrates the Company’s warrant issuances and balances outstanding through March 31, 2008. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing, to employees, vendors and non-employee consultants.

	Shares	Weighted Average Exercise Price	Exercisable
Warrants outstanding and exercisable at March 31, 2006	7,057,298	$1.28	7,057,298
Granted	3,985,729	1.17
Canceled	-	-
Expired	(1,817,851)	-
Exercised	-	-
Warrants outstanding and exercisable at March 31, 2007	9,225,176	$1.28	9,225,176
Granted	6,340,606	1.17
Canceled	(9,030,942)	-
Expired	(1,490,266)
Exercised	-	-
Warrants outstanding and exercisable at March 31, 2008	5,044,574	$1.12	5,044,574

The following is additional information with respect to the Company’s warrants as of March 31, 2008.

Exercise Price	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable
$1.00	2,412,700	3.03	$1.00	2,412,700
$1.20	2,051,874	4.93	1.20	2,051,874
$1.25	445,000	2.84	1.25	445,000
$1.50	135,000	0.13	1.50	135,000
$1.00 - 1.50	5,044,574	3.79	$1.12	5,044,574

The Company granted warrants to purchase 870,000 shares of common stock at an exercise prices between $1.00 and $1.25, valued at $649,650, to seven employees during the year ended March 31, 2008.

The Company granted warrants to purchase 60,000 shares of common stock at an exercise price of $1.00 with a term of five years for financial services and warrants to purchase 250,000 shares of common stock at an exercise price of $1.20 with a term of five years as forbearance on amounts owed to one vendor.

[c]   Preferred Stock

On November 5, 2004 the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share. At the time of this filing, there are no shares of preferred stock issued and outstanding.

8.	EQUITY TRANSACTIONS, continued

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS), in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	March 31,
	2008	2007
Warrants to purchase common stock	5,044,574	9,225,177
Convertible notes payable	1,526,874	-
Total	6,571,448	9,225,177

Substantial issuances after March 31, 2008 through July 11, 2008:

Common Stock issued to consultants	150,000

9.	INCOME TAXES

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

As of March 31, 2008, the Company has net operating loss carry forwards of approximately $8.1 million for Federal and State tax purposes expiring between calendar 2008 and 2028.  These losses are subject to IRS and applicable state regulations and may be subject to significant limitations.  The resulting deferred tax asset of approximately $3.7 million as of March 31, 2008 represents an increase of approximately $1.1million from the previous year and has been offset by a corresponding valuation allowance.

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards, as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

9.	INCOME TAXES, continued

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

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate is as follows:

	For the years ended March 31,
	2008	2007
Federal statutory rate	34%	34%
State income tax rate, net of federal benefit	6%	6%
Permanent differences	-28%	-29%
Valuation allowance	-12%	-11%
Effective income tax rate	0%	0%

10.	COMMITMENTS AND CONTINGENCIES

[a]
Leases - The Company leases its office facilities and equipment under non-cancelable lease arrangements. The Company leases and maintains its principal place of business at 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015. The Company leases approximately 10,000 square feet in this facility. The lease term began on February 1, 2007 and continues to July 31, 2012. The straight line rent expense is $17,480 per month, including current estimates for property taxes and operating costs.

The Company subleases its former offices located at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210. The term of the sublease began on July 5, 2007, and continues through January 31, 2010. Per the terms of the sublease, the first two months of rent have been abated. Total minimum future rental payments noted below have not been reduced by $305,257 of sublease rentals to be received under non-cancelable subleases. The Company leases 3,953 square feet in this facility. The straight-line rent expense is $10,374 per month. Future annual net minimum lease payments under non-cancellable operating leases for the fiscal years ending March 31 are as follows:

2009	$426,660
2010	396,629
2011	287,382
2012	211,798
2013	69,920
$1,392,389

10.	COMMITMENTS AND CONTINGENCIES, continued

[b]
Legal Proceedings - On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest and seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The Company is in receipt of the executed conversion subscription documents and has issued the shares of common stock related to this conversion. Until such closing, the litigation has been put on hold. In the event the litigation is continued it will be defended vigorously.

On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff is demanding payment for additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. The Company has settled the matter and has accrued a payment due on or before July 7, 2008 of $89,683.30 as final settlement of all past and future amounts due to said party. As of the date of this filing, all amounts related to this settlement have been paid and the matter is considered closed.

[c]
Employment Agreements - On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Mr. Talbot and Mr. Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Each of the foregoing employment agreements has a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. Both Mr. Talbot and Mr. Upfold verbally agreed to delay the second year contractual increase to $200,000 to January 1, 2007. Therefore, for years four and five of the employment agreements, annual salary increases, performance and incentive bonuses, including the issuance of stock options, are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years’ Form 10-KSB or June 30, whichever event occurs first.

[d]
Product Liability Insurance - The manufacture and sale of our products involve the risk of product liability claims. We do not carry product liability insurance. A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products from the market or otherwise adversely affect our business and operations.

[e]
Other - The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $575,000 as accrued compensation which was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $575,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported.

10.	COMMITMENTS AND CONTINGENCIES, continued

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

11.	MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

The Company sold a substantial portion of its product and services to three customers during the year ended March 31, 2008. Sales to these customers were approximately $1,538,677 (54%), $219,000 (8%) and $135,000 (5%). The accounts receivable balance for these customers at March 31, 2008 was approximately $286,000.

The Company sold a substantial portion of its product and services to two customers during the year ended March 31, 2007. Sales to these customers were approximately $2,545,000 (69%) and $217,000 (6%). The accounts receivable balance for these customers at March 31, 2007 was approximately $20,000.

[b]	Foreign Revenue

The Company generated approximately $293,000 and $186,000 of revenue from the sale of its product and services to foreign customers during the years ended March 31, 2008 and 2007, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for cash.

12.	SUBSEQUENT EVENTS

In April 2008, the Company agreed to issue 22,917 shares of restricted common stock in lieu of monthly cash interest payments to one Senior Subordinated Long-term noteholder. This share issuance will satisfy the requirement to make monthly interest payments through February 28, 2009. See Note 7[d].

On June 15, 2008, the Company entered into a consulting agreement with a New York based firm for investor relations services. The Company will pay $5,000 per month and has agreed to issue 100,000 shares of common stock of which 50,000 shares vested on June 15, 2008 and 4,167 shares will vest and be issued per month for 12 months. In addition, the Company has agreed to issue cashless warrants to purchase 200,000 shares of common stock at an exercise price of $1.20 per share for a term of five years which vest evenly over 12 months at 16,667 per month and warrants to purchase 200,000 shares of common stock at $1.50 per share for a term of five years which vest at the one year anniversary of this agreement. There is an accelerated vesting provision if the stock price is at $2.50 per share or higher for 30 consecutive trading days. The $1.50 Warrants shall vest 9 months after the contract signing. If the share price is $2.50 per share and trades an average of 20,000 shares per day for 30 trading days, 50% of the $1.50 Warrants shall vest in 6 months and the balance at 9 months. This contract is cancellable by either party by giving thirty (30) days written notice to the other party.

12.	SUBSEQUENT EVENTS, continued

On June 15, 2008, the Company entered into a twelve month non-exclusive financial advisor agreement with an NASD member firm (“NASD firm”). Some of the services to be provided in connection with this agreement include but are not limited to the performance of financial advisory services to assist the Company in developing, studying and evaluating a financial plan, strategic and financial alternatives, and merger and acquisition proposals, in addition to assisting the Company in preparing offering documents and presentation materials. Montauk agrees to use its best efforts to coordinate the introduction of the Company to one of more individuals, firms or other entities that may have an interest in pursuing some form of Business Combination with the Company and in analyzing, negotiating and affecting such a Business Combination.

In consideration for NASD firm’s services, the Company has agreed to issue 150,000 shares of common stock and warrants to purchase 400,000 shares of common stock. Of the 150,000 restricted shares 100,000 restricted shares to be issued upon execution of this Agreement and 4,167 restricted shares to be issued per month for 12 months. 200,000 Warrants at an exercise price of $1.20 (“the $1.20 warrants”) to vest at 16,666 per month over 12 months and a second tranche of 200,000 Warrants at an exercise price of $1.50 per share (“the $1.50 warrants”) to fully vest at the one year anniversary of this agreement. If the share price is $2.50 per share and trades an average of 20,000 shares per day for 30 trading days, 50% of the $1.50 warrants shall vest in 6 months and the balance at 9 months. The Warrants shall have a 5 year life. After 12 months from the effective date of this agreement, unless there is a current registration statement covering the underlying shares, the Warrants shall have a cashless exercise provision in the form and substance acceptable to NASD firm.

As of July 11, 2008, the Company has received $590,000 of cash proceeds related to the second tranche of $1,500,000 of a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture (for an aggregate cash subscription amount of $2,500,000) conversion price of $0.9824 per share and five-year warrants to purchase an additional 2,500,000 shares of common stock at $1.20 per share. The Company anticipates completing this second tranche of financing prior to the end of July 2008. The first tranche closed on March 5, 2008.