Form 10-Q
period 2008-06-30
STATMON TECHNOLOGIES CORP
filed 2008-08-14
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission File Number: 000-09751

STATMON TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Nevada	83-0242652
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015
(Address of principal executive offices) (Zip Code)

(847) 604-5366
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value	23,765,804

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
June 30, 2008

TABLE OF CONTENTS

		Page(s)
PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and	3
	March 31, 2008
	Condensed Consolidated Statements of Operations for the Three Months	4
	Ended June 30, 2008 and 2007 (unaudited)
	Condensed Consolidated Statements of Cash Flows for the Three Months	5
	Ended June 30, 2008 and 2007 (unaudited)
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and	19
	Results of Operation.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Submission of Matters to a Vote of Security Holders.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	28

SIGNATURES	29

Exhibits	30

Certifications	31

Item 1. Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	March 31, 2008

ASSETS
Current Assets:
Cash	$176,173	$73,076
Accounts receivable	482,044	394,735
Inventories	39,109	48,616
Prepaid expense and other current assets	25,850	159,614
Total Current Assets	723,176	676,041
Property and equipment, net	236,210	241,429

Deferred financing costs, net	493,674	222,363
Security deposits and other assets	124,490	128,640
Total Assets	$1,577,550	$1,268,473

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $200,000 due to a related party), net of debt discount of
$30,110 and $58,179, respectively	$621,890	$593,821
Accounts payable	987,158	989,100
Accrued expenses	286,264	312,387
Accrued compensation	613,437	574,801
Interest payable (including $8,288 and $7,083 due to related party, respectively)	164,952	151,806
Deferred revenue	174,201	194,883
Total Current Liabilities	2,847,902	2,816,798
Long-term Liabilities:
Notes payable (including $250,000 due to related party), net of debt discount of
$88,253 and $99,677, respectively	411,747	400,323
Convertible notes payable, net of debt discount of $1,907,589 and $1,446,576,
respectively	240,411	53,424
Total Liabilities	3,500,060	3,270,545
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized,
23,757,470 and 23,579,533 issued and outstanding, respectively	237,575	235,794
Additional paid-in capital	18,452,558	17,658,841
Accumulated deficit	(20,612,643)	(19,896,707)
Total Stockholders' Deficiency	(1,922,510)	(2,002,072)

Total Liabilities and Stockholders' Deficiency	$1,577,550	$1,268,473

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,
	2008	2007
Revenue	$935,475	$704,069

Cost of Sales	120,998	123,341

Gross Profit	814,477	580,728

Selling, General and Administrative Expenses	1,191,634	1,126,848

Operating Loss	(377,157)	(546,120)

Other Expense:
Interest (including $6,164 and $50,728 to related parties for
2008 and 2007 periods, respectively)	56,559	129,766
Common stock and warrants issued in association with
debt (including $0 and $483,007 to related parties
for 2008 and 2007 periods, respectively)	14,850	938,791
Amortization of debt discount	226,480	149,864
Amortization of deferred financing costs	40,890	77,473
Total Other Expense	338,779	1,295,894

NET LOSS	$(715,936)	$(1,842,014)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.03)	$(0.12)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	23,618,775	15,270,328

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(715,936)	$(1,842,014)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	14,508	2,577
Common stock and warrants issued in association with debt	32,498	938,791
Amortization of debt discount	226,480	149,864
Amortization of deferred financing costs	40,889	77,473
Deferred rent expense	(13,755)	-
Non-cash stock based compensation charge	34,000	47,500
Changes in operating assets and liabilities:
Accounts receivable	(87,309)	87,510
Inventories	9,507	(10,633)
Prepaid expense and other current assets	133,764	28,280
Security deposits and other assets	4,150	(5,725)
Accounts payable	(1,942)	(3,133)
Accrued expenses	(12,368)	42,631
Accrued compensation	38,636	(33,794)
Interest payable	13,146	126,372
Deferred revenue	(20,682)	9,645
NET CASH USED IN OPERATING ACTIVITIES	(304,414)	(384,656)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(9,289)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	397,000
Proceeds from convertible notes payable	540,000	-
Repayment of notes payable	-	-
Deferred financing costs	(123,200)	(19,131)
NET CASH PROVIDED BY FINANCING ACTIVITIES	416,800	377,869
NET INCREASE/(DECREASE) IN CASH	103,097	(6,787)
CASH, BEGINNING OF PERIOD	73,076	87,058
CASH, END OF PERIOD	$176,173	$80,271
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,284	$3,535
Income Taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants related to debt acquisition	$259,966	$274,896
Issuance of common stock related to debt acquisition	$-	$333,730
Issuance of common stock for note extensions	$-	$108,000
Issuance of warrants for note extensions	$-	$93,000
Issuance of common stock to financial advisors	$157,500	$-
Issuance of warrants to placement agents	$31,500	$18,200
Beneficial conversion related to convertible debentures	$280,034	$-
Placement agent commission accrued and not yet paid	$-	$20,000
Capitalization of rent abatement	$-	$14,726

See accompanying notes to condensed consolidated financial statements (unaudited).

1.     BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission infrastructures to optimize operations and keep the networks on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites incorporating a wide range of devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single control system, or permit corrective action at the NOC or connected location, including a wireless device such as a Blackberry. A tiered severity level alarm system at every site, down to the individual device level, reports back to the NOC permitting manual adjustment or corrective action by an authorized operator without anyone having to visit the remote site.

Architecturally designed as a universal “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style display or computer screen. In real time, a proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. Adjusting the heating, ventilating and air conditioning system (“HVAC”), checking the health of the uninterrupted power supply (“UPS”) and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. In addition, the Statmon Platform will keep remote sites operating independently when part, or all, of the entire network are down, automatically bringing the remote site back on line when network operations are restored without loss of data.

The marketing and distribution of our products are primarily facilitated by value-added resellers (“VAR’s”), sales channel strategic partners and original equipment manufacturer (“OEM”) collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2008, which was filed on July 14, 2008 and the Company's other filings with the SEC. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. The Company has incurred net losses of approximately $20,613,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $2,125,000 at June 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.    BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

Management Plans

As more fully described in the Notes below, the Company funded its business during each of the three months ended June 30, 2008 and 2007 from operations and through the sale of Original Issue Discount Senior Secured Convertible Debentures and units consisting of promissory notes, common stock and warrants to purchase shares of common stock, resulting in net proceeds to the Company of $540,000 and $397,000, respectively.

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company has required capital infusions to augment its total capital needs. While the Company anticipates its future operations will be cash flow positive, delays in customers’ implementation timelines, payment schedules and delivery roll outs directly impact short-term cash flow expectations, causing the Company to increase its borrowings. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow as the existing and new sales channel partner relationships develop.

On March 5, 2008, the Company closed the first tranche of $1,500,000 principal amount of a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture Offering (for an aggregate cash subscription amount of $2,500,000) with a conversion price of $0.9824 per share and five-year warrants to purchase an additional 3,053,746 shares of common stock at $1.20 per share. As of the date of this report, the Company has issued an additional $918,000 principal amount of the Debentures which netted $765,000 related to the second tranche of the Debenture financing, the net proceeds will be used to reduce certain obligations and fund the expansion of the Company into several new vertical markets. There can be no guarantee that the Company will be successful in selling the balance of the Debentures or in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

2.    CERTAIN SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Consolidation. The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Statmon-eBI Solutions, LLC and STC Software Corp. All inter-company accounts and transactions have been eliminated in consolidation.

b.
Accounting Estimates. The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.   CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

The useful lives of property and equipment for the purposes of computing depreciation are:

Computer Equipment	5 - 7 years
Software	5 years
Office Equipment	5 years
Leasehold improvements	Lesser of the life of the lease or the estimated
useful life of the related asset.

d.
Research and Development. Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $357,000 and $308,000 for the three months ended June 30, 2008 and 2007, respectively.

e.	Inventories. Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

f.
Net Loss Per Share. Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the convertible notes and warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of convertible notes and warrants to purchase 7,988,668 and 10,096,873 shares of common stock as of June 30, 2008 and 2007, respectively.

g.
Revenue Recognition. The Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants ("AICPA") and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. Management believes our current revenue recognition policies and practices are consistent with SOP 97-2.

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

h.
Stock-Based Compensation. The Company reports stock based compensation under Statements of Financial Accounting Standards ("SFAS") No. 123R ("123R") "Share Based Payment." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

2.     CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the three months ended June 30, 2008 and 2007, the Company granted 100,000 and 125,000 warrants to employees and consultants for services provided. Accordingly the Company incurred a charge for stock based compensation of $34,000 and $47,500, respectively.

A summary of the status of the Company’s nonvested warrants as of June 30, 2008, and changes during the three month period then ended is presented below:

Nonvested Warrants	Warrants	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2008	25,000	$0.80

Granted	100,000	$0.68

Vested	(50,000)	$0.68

Expired	—	$—

Nonvested at June 30, 2008	75,000	$0.72

i.
New Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions; establishes an acquisition-date fair value for acquired assets and liabilities; and fully discloses to investors the financial effect the acquisition will have. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

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

2.     CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 became effective for the Company during the quarter ended June 30, 2008. The adoption of this pronouncement did not have an impact on its consolidated financial position, results of operations, or cash flows.

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

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for the Company’s interim and annual financial statements beginning in fiscal 2009 and early adoption is prohibited. It does not expect the adoption of FSP 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It does not expect the adoption of FAS 162 to have a material impact on its financial statements.

j.
Reclassifications. Certain accounts in the Company's prior year's financial statements have been reclassified for comparative purposes to conform to the presentation of the current year's financial statements. These reclassifications have no effect on previously reported operating results and financial condition of the Company.

3.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2008 (unaudited)	March 31, 2008
Computer Equipment	$79,405	$75,865
Software	13,008	13,008
Office Equipment	39,211	33,462
Leasehold Improvements	209,910	209,910
	341,534	332,245
Less: accumulated depreciation	105,324	90,816
	$236,210	$241,429

Depreciation of property and equipment was $14,508 and $2,577 for the three months ended June 30, 2008 and 2007, respectively.

4.     DEFERRED FINANCING COSTS

The deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt as follows:

	June 30, 2008 (unaudited)	March 31, 2008
Deferred financing costs	$547,818	$235,618

Less: accumlated amortization	(54,144)	(13,255)

Deferred financing costs, net	$493,674	$222,363

Deferred financing costs include commissions paid and the value of equity issued to placement agents, the value of common stock and warrants issued to extend notes payable, legal fees associated with new debt and the value of equity issued and fees paid to consultants for financing related services. These costs are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. During the three months ended June 30, 2008, the Company capitalized $312,200 of deferred financing costs related to the Original Issue Discount Senior Secured Convertible Debenture (see Note 6). For the three months ended June 30, 2008 and 2007, amortization of deferred financing costs was $40,889 and $77,473, respectively.

5.     SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE

On March 5, 2008 (the “Closing Date”), Statmon Technologies Corp. (the “Company”) issued and sold debentures in a total principal amount of $1,500,000, due March 5, 2010 (the “Debentures”) to accredited investors in a private placement pursuant to a securities purchase agreement (the “Purchase Agreement”). The Debentures are the first tranche of up to an aggregate of $3,000,000 of Original Issue Discount Senior Secured Convertible Debentures (representing an aggregate cash subscription amount of up to $2,500,000). The Debentures have an effective interest rate of approximately 10% per annum. Any additional tranches must close within forty-five (45) days of the Closing Date unless extended in writing by the parties which deadline has been extended to August 31, 2008. After deducting the expenses of the private placement, including prepaid interest, the Company received net proceeds of approximately $1,190,000 related to the first tranche.

As of June 30, 2008, the Company had issued an additional $608,000 principal amount of the Debentures and received net proceeds of $540,000 related to the second tranche of the private placement. As of the date of this filing, the Company has issued an additional $270,000 principal amount of the Debentures and received net proceeds of $225,000 related to the second tranche of the private placement.

In connection with the private placement, the first tranche investors also received warrants (the “Warrants”) to purchase up to 1,526,874 shares of the Company’s common stock, which will expire on March 5, 2013 (the “Termination Date”) and the second tranche investors, as of June 30, 20008, also received warrants to purchase up to 659,610 shares of the Company’s common stock, which will expire on June 30, 2013, and have an exercise price of $1.20 per share. If at any time after the earlier of (i) the one year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder at the point at which the holder desires to exercise the Warrant, then the Warrants may also be exercised at such time by means of a cashless exercise. On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. If the Company issues warrants at a price that is less than the exercise price of the Warrants, then the exercise price of the Warrants will be reduced to such price.

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

The initial conversion price (“Conversion Price”) of the Debentures is $0.9824 per share. If the Company issues common stock at a price that is less than the effective conversion price, or common stock equivalents with an exercise or conversion price less than the then effective conversion price, then the conversion price will be reduced to such price. The Debentures are secured by a first lien on all of the assets of the Company.

The Company accounted for the debentures under accounting guidance provided by accounting guidance provided by Emerging Issues Task Force ("EITF") No 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"  and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

5.     SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE (continued)

The gross proceeds related to the first tranche of the private placement of $1,500,000 were recorded net of a discount of $1,500,000.  The debt discount consisted of $250,000 related to the original issue discount and $576,000 related to the allocated fair value of the warrants and the remaining $674,000 relates to the beneficial conversion feature of the note.  The debt discount is charged to interest expense ratably over the life of the loan. During the three months ended June 30, 2008, the Company amortized $186,986 of debt discount related to the first tranche of the private placement. The gross proceeds related to the second tranche of the private placement, as of June 30, 2008, of $648,000 were recorded net of a discount of $648,000.  The debt discount consisted of $108,000 related to the original issue discount and $260,000 related to the allocated fair value of the warrants and the remaining $280,000 relates to the beneficial conversion feature of the note.  The debt discount will be charged to interest expense ratably over the life of the loan.

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

During the three months ended June 30, 2008, the Company granted warrants to purchase 45,000 shares of common stock exercisable at $1.20 per share for a term of five years, valued at $31,500, to a placement agent related to the first tranche of the above financing.

6.     NOTES PAYABLE

Notes payable consist of the following:

			June 30, 2008 (unaudited)	March 31, 2008

Current:
Notes Payable - Delis - related party	[a	]	$200,000	$200,000
Notes Payable - various	[b	]	452,000	452,000
			$652,000	$652,000
Less: Debt Discount			(30,110)	(58,179)

Total Current Notes Payable			$621,890	$593,821
Long-term:

Senior Subordinated Notes Payable - Thieme Consulting,
Inc. - related party	[c	]	250,000	250,000
Senior Subordinated Notes Payable	[d	]	250,000	250,000
			$500,000	$500,000
Less: Debt Discount			(88,253)	(99,677)
Total Long-term Notes Payable			$411,747	$400,323

6.     NOTES PAYABLE (continued)

[a]  On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is negotiating a short-term extension which would supersede such extension agreement and intends to rep the note from the net proceeds from the Debenture offering. There can be no assurance that it will be able to obtain such an extension. This note is secured by a second lien on all of the assets of the Company. The Company accrued and paid $7,397 of interest related to this note for the three months ended June 30, 2008.

 [b] These Units generally consisted of (i) a promissory note bearing interest generally at 10% per annum, (ii) a share of the Company’s common stock and (iii) three or five-year warrant to purchase shares of common stock at an exercise price between $1.00 and $2.00 per share. The total principal amount of these notes is $452,000 and represents eight notes with initial maturity dates between November 19, 2002 and October 21, 2008.

At June 30, 2008, $277,000 principal amount of these notes is in default, plus interest of $141,969, with the remaining $175,000 principal amount of these notes not yet due. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the Unit, as a penalty until the repayment of the notes in full. The Company accrued $27,062 of interest and granted 22,500 penalty warrants, valued at $14,850 related to such notes during the three months ended June 30, 2008. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c] An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000. This new note is subordinated to the Debentures described in Note 5 above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896. For the three months ended June 30, 2008, the Company accrued $6,164 of interest due on this note.

[d] An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder for $250,000. This new note is subordinated to the notes in Note 5 and [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants (as more fully described below), and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share, which warrant expires on March 5, 2013. At April 30, 2008, the Company issued 22,917 shares of restricted common stock in lieu of cash interest payments for 11 months of interest due on the note through February 28, 2009.

7.      EQUITY TRANSACTIONS

[a] Common Stock

During the three months ended June 30, 2008, the Company issued 22,917 shares of restricted common stock valued at $12,146 in lieu of cash interest payments related to a Senior Subordinate Notes Payable. In addition, the Company issued 5,000 shares of restricted common stock valued at $5,500 associated with a short-term bridge loan that was repaid in the period from proceeds of the second tranche of the private placement.

7.     EQUITY TRANSACTIONS (cltinued)

Additionally, the Company issued 150,000 shares of restricted common stock valued at $157,500 to two entities for investor relations and financial advisor services.

During the three months ended June 30, 2007, the Company issued 75,000 shares of restricted common stock valued at $102,750 associated with secured senior notes that were in default. In addition, the Company issued 13,635 shares of restricted common stock valued at $18,680 associated with secured senior subordinated notes that were in default and 75,000 shares of restricted common stock valued at $108,750 per the automatic extension terms of two notes payable. Additionally, the Company issued 276,200 shares of restricted common stock valued at $333,730 associated with new debt during the same period.

[b] Stock Options and Warrants

During the three months ended June 30, 2008, the Company granted 659,610 warrants to note holders valued at $259,966 related to new debt in the period and 45,000 warrants valued at $31,500 as commission to placement agents related to the first tranche of the private placement of the Debentures. In addition, the Company issued 50,000 warrants to a new employee valued at $34,000 and 22,500 warrants valued at $14,850 as penalty warrants for notes in default.  The weighted average exercise price of the warrants granted during the period was $1.19 per share. These warrants are immediately exercisable for three to five year terms from their respective dates of issuance.

During the three months ended June 30, 2007, the Company granted 1,081,145 warrants to note holders, of which 276,200 warrants were valued at $274,896 related to new debt in the period, 729,945 warrants were valued at $817,361 related to notes in default and 75,000 warrants were valued at $92,250 related to note extensions. In addition, the Company granted 20,000 warrants valued at $18,200 as commission to placement agents for placing $200,000 of new debt during the period and 125,000 warrants to an employee per the vesting schedule established in April of 2006 valued at $47,500.  The weighted average exercise price of the warrants granted during the period was $1.15 per share. These warrants are immediately exercisable for three to five year terms from their respective dates of issuance.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	June 30, 2008 (unaudited)	March 31, 2008
Warrants to purchase common stock	5,802,184	5,044,574
Convertible notes payable	2,186,484	1,526,874

Total	7,988,668	6,571,448

8.      COMMITMENTS AND CONTINGENCIES

[a]	Legal Proceedings. On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The Company is in receipt of the executed conversion subscription documents and has issued the shares of common stock related to this conversion. Until such closing, the litigation has been put on hold. In the event the litigation is continued it will be defended vigorously.

On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff demanded payment of additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. The Company has settled the matter and as of June 30, 2008 accrued a payment due on or before July 7, 2008 of $89,683 as final settlement of all past and future amounts due to said party. As of the date of this filing, all amounts related to this settlement have been paid and the matter has been dismissed.

[b]
Product Liability Insurance - The manufacture and sale of the Company’s products involve the risk of product liability claims. It does not carry product liability insurance. Pursuant to its software licensing agreements and contracts, the Company makes every effort to limit any product liability to the dollar value of the transaction, however, a successful claim brought against it could require it to pay substantial damages and result in harm to its business reputation, remove its products from the market or otherwise adversely affect its business and operations.

[c]
Financial Services - On June 15, 2008, the Company entered into a consulting agreement with a New York based firm for investor relations services. The Company will pay $5,000 per month and has agreed to issue 100,000 shares of common stock of which 50,000 shares vested on June 15, 2008 and 4,167 shares will vest and be issued per month for 12 months. In addition, the Company has agreed to issue cashless warrants to purchase 200,000 shares of common stock at an exercise price of $1.20 per share for a term of five years which vest evenly over 12 months at 16,667 per month and warrants to purchase 200,000 shares of common stock at $1.50 per share for a term of five years which vest at the one year anniversary of this agreement. There is an accelerated vesting provision if the stock price is at $2.50 per share or higher for 30 consecutive trading days. The $1.50 Warrants shall vest 9 months after the contract signing. If the share price is $2.50 per share and trades an average of 20,000 shares per day for 30 trading days, 50% of the $1.50 Warrants shall vest in 6 months and the balance at 9 months. This contract is cancellable by either party by giving thirty (30) days written notice to the other party.

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

8.     COMMITMENTS AND CONTINGENCIES (continued)

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

[d]
Other. The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $575,000 as accrued compensation which was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $613,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

9.     MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]  Major Customers

During the three months ended June 30, 2008, four customers comprised approximately 61%, 9%, 9% and 5% of the Company’s sales. The accounts receivable balance for these customers at June 30, 2008 was $153,830, $0, $32,432 and $22,448, respectively. During the three months ended June 30, 2007, one customer comprised 52% of the Company’s sales.

[b]  Foreign Revenue

The Company generated approximately $28,000 and $83,000 of revenue from the sale of its products and services to foreign customers during the three months ended June 30, 2008 and 2007, respectively.

[c]  Concentration of Credit Risk

The Company maintains cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

10.    SUBSEQUENT EVENTS

As of August 6, 2008, the Company had received an additional $225,000 of cash proceeds related to the sale of $270,000 principal amount of the Debentures in the second tranche of the placement and issued five-year warrants to purchase an additional 229,031 shares of common stock at $1.20 per share. The Company anticipates completing this second tranche of financing prior to August 31, 2008. The first tranche closed on March 5, 2008.

During July 2008, the Company granted 8,334 shares of restricted common stock and issued five-year warrants to purchase 33,333 shares of common stock at $1.20 per share to two financial consultants for investor relations and advisory services per the terms of their respective contracts.

In 2007, the Company commenced a relocation program under which it advanced funds to executive officers and certain other employees in connection with the relocation of the Company’s corporate office to Chicago. Under the program, such advances were to be repaid to the Company or charged to the recipient as compensation. A total of $18,175 has been advanced to five executives and one non-executive under the program. At August 14, 2008, there was a balance of $11,025 outstanding. The Company has discontinued the program effective August 14, 2008 and the remaining amounts were charged as compensation to the respective individuals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) Concentration of Our Business in One Customer; (v) our need for additional capital and the uncertainty of obtaining it; (vi) substantially all of our assets are pledged to secure our indebtedness; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxv) control by certain stockholders; and (xxvi) our increasing dependence on a single customer. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-KSB for the fiscal year ended March 31, 2008 filed with the SEC.

Recent Developments for the Company

Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, its proprietary software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and ensure the entire network remains healthy and on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites that incorporate a wide range of communications equipment, devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single umbrella control system and permit manual corrective action at the NOC or from any connected computer, including a wireless device such as a Blackberry. A tiered severity level alarm system at every site, down to the device level, reports back to the NOC logging automated adjustments or permitting manual adjustment or corrective action without a field technician having to physically travel to remote sites. Any authorized operator can drill down through the Axess software screens and observe what has or is taking place with an individual device or system at a remote site and make further manual adjustments as required.

The optimization of network performance and the preemption of failure eliminates or minimizes network or individual site downtime or substandard service. Transmission downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction. Investment payback periods relative to the purchase cost of the Statmon Platform compared to the operator’s loss of revenue or costs of being “off the air” typically make the return of investment (“ROI”) highly attractive. Advertisers do not pay for commercials that do not go to air and cell phone users cannot make calls or download video when a base station or cell site is off the air. Geographically, the Statmon Platform streamlines the network engineering and remote site field trips and maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources. The Statmon Platform can thus help facilitate the “Go Green” policies being implemented by all levels of corporate and government entities. Architecturally designed as a universal “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style display or computer screen. In real time, a proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply (“UPS”) and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote back on line when network operations are restored without loss of data.

Telecommunications infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet the growing subscriber demand for services. In developing countries, wireless networks provide an affordable alternative to the more expensive hardwire or landline infrastructure. Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, wireless broadband and convergence of media delivery and additional data services for the wireless and IPTV fiber markets. Cable systems are offering telecommunication and broadband services to their customers and upgrading their networks, including the deployment of Statmon’s proprietary “Accurate” Local People Meter monitoring platform which interfaces with directly with Nielsen. Statmon believes that its unique radio frequency (“RF”) background and know how in the mainstream media broadcast industry places it in a strategic position to provide high end solutions for the enhanced telecommunications networks increasingly offering video and enriched multimedia content.

The marketing and distribution of the Company’s products is primarily facilitated by third party sales channel partners, value added resellers (“VAR”), black label and original equipment manufacturer (“OEM”) collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force. The Company has a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional network television market is undergoing a resurgence of activity and reformatting as the high definition television (“HD TV”), cable and satellite delivery systems realign their operating and business models including offering additional digital channels that individually focus on HD programming, continuous news coverage and weather reporting, sports and special interest coverage. Leading network broadcast operations are being streamlined or rationalized with central casting, regional hubs and stations and unmanned remote site transmission operations. The traditional radio markets are retrofitting to multi-band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

In 2006, we entered the telecom wireless infrastructure vertical market via a contract with the Qualcomm wholly owned subsidiary, MediaFLO USA (“MediaFLO”), to deploy our Axess software and related integration products for the control and monitoring of their national mobile TV network rollout. This is the largest transmission network of its type in the world based on the Qualcomm developed “FLO” encoding and compression technology for multiple channels of live TV and multimedia content directly to cell phone and mobile wireless devices.

MediaFLO provides the “FLO” mobile TV and multimedia platform (the “FLO Platform”) directly to the Verizon and AT&T cellular subscriber base across the country. From the MediaFLO NOC in San Diego, the Statmon Platform controls and manages all the remote sites throughout the USA, optimizing the FLO Platform transmission performance and Verizon’s and AT&T’s mobile TV customer satisfaction. We anticipate that the MediaFLO mobile TV platform will be adopted by the automotive industry and additional wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with MediaFLO, we are licensing our Axess software and supplying interface components for the MediaFLO San Diego Network Operation Center and the national rollout of wireless transmission sites. Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us. From September 7, 2006 to August 8, 2008, Qualcomm and/or MediaFLO had jointly issued us purchase orders totaling $5,408,587. As of June 30, 2008 we have delivered $4,711,790 of the products pursuant to these purchase orders and anticipate delivering the balance of outstanding purchase orders during the three months ended September 30, 2008. The MediaFLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for a term of three years. The number of MediaFLO sites is expected to increase as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

Given sufficient capital and other resources, we plan to pursue expansion into additional vertical markets including the wireless telecommunications (cell phone), mobile TV, IPTV over fiber networks, microwave telecommunications, multimedia, internet gaming, electricity grid and emergency power management, government infrastructure management, homeland security, military communications, and surveillance. We believe that there are business development opportunities in any markets where centrally controlled network management, embedded industrial systems and wide scale remote monitoring and control solutions are being implemented.

We believe our products have competitive application in the wireless, landline and fiber segments of the telecommunications industries providing network management, alarm monitoring and remote site control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries, wireless infrastructure networks are being developed as viable alternatives to wired networks. Economic remote site management is vital for viable carrier operations and government infrastructure cost containment.

We expect the wireless and infrastructure markets to experience sustained growth over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services customers expect. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels plus our two-year involvement with wireless technology leader Qualcomm places us in a credible position to satisfy the operational needs of the mainstream telecommunications, wireless and infrastructure providers for RF and content delivery, as well as overall communications network and remote site management and control.

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

For the Three Months Ended June 30, 2008 and 2007

Results From Operations

Revenues - Revenues were $935,475 and $704,069 for the three months ended June 30, 2008 and 2007, respectively. The increase in revenues of approximately $230,000 is primarily due to increased revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center, offset by a decrease in revenue generated from foreign customers.

Cost of Sales - Cost of sales were $120,998 and $123,341 for the three months ended June 30, 2008 and 2007, respectively. Overall gross profit percentage increased to 87% in the three months ended June 30, 2008 compared to 82% in the comparable prior year period. The increase of approximately 5% in overall gross profit percentage is primarily attributable to a temporary decrease in third party sales commission.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,191,634 and $1,126,848 for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately $65,000.  The increase in selling, general and administrative expenses is primarily attributed to an increase in marketing costs related to exhibiting at the annual National Association of Broadcasters (“NAB”) trade show in April 2008.

Other Expense - Other Expense was $338,779 and $1,295,894 for the three months ended June 30, 2008 and 2007, respectively. The decrease of approximately $957,000 can be attributed to a decrease in common stock and warrants issued in association with debt of approximately $924,000 related to the issuance of a decreased number of penalty warrants and penalty shares associated with delinquent notes due to the exchange of debt for equity in February 2008, described in the Company’s Form 10-KSB for the fiscal year ended March 31, 2008, a decrease in amortization of deferred financing costs of approximately $37,000 related to new debt, a decrease in interest expense of approximately $73,000 related to a decreased amount of debt in default, offset by an increase in the amortization of debt discount of approximately $77,000 due to an increase in the amount of new long-term debt during the most recent periods.

Net Income/(Loss) - As a result of the above, for the three months ended June 30, 2008, the Company recorded a net loss of $715,936, compared to a net loss of $1,842,014 for the same period the previous year.

Liquidity and Capital Resources

Cash balances totaled $176,173 as of June 30, 2008 compared to $80,271 at June 30, 2007. In July through August 6, 2008, we have received net proceeds of $225,000 from the second tranche of the Company’s private placement of Debentures, discussed below.

The Company has financed its cash requirements primarily through operations, short-term and long-term borrowings. From September 2000 to March 31, 2008, the Company issued units primarily consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling approximately $6,500,000. At June 30, 2008, the Company had $652,000 of short-term notes principal amount, of which $477,000 remains in default, $500,000 principal amount of long-term debt and $2,148,000 of long-term Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) outstanding.

Net cash used in operating activities was $304,414 and $384,656 for the three months ended June 30, 2008 and 2007, respectively. The use of cash in 2008 is the result of a net loss of approximately $716,000, partially offset by non-cash charges related to (i) depreciation of $14,509; (ii) common stock and warrants issued in association with debt of $32,496; (iii) amortization of debt discount of $226,480; (iv) amortization of deferred financing costs of $40,890; (v) an increase of $13,755 related to deferred rent expense; and a net increase in operating assets and liabilities of approximately $77,000. The cash used in 2007 is the result of a net loss of approximately $1,842,000, partially offset by non-cash charges of approximately $1,216,000 and a net change in operating assets and liabilities of approximately $241,000.

Net cash used in investing activities was $9,289 and $0 for the three months ended June 30, 2008 and 2007, respectively. The primary use of cash in 2008 related to computer and equipment purchases.

Net cash provided by financing activities was $416,800 and $377,869 for the three months ended June 30, 2008 and 2007, respectively.  Net cash provided by financing activities in fiscal 2008 was the result of net proceeds of $540,000 related to the issuance of $648,000 principal amount of Debentures related to the second tranche of the Company’s private placement of such Debentures. Financing costs of $123,200 were incurred related to the raise of the capital for the Company. Net cash provided by financing activities in the three months ended June 30, 2007 was the result of proceeds from issuance of $397,000 of units consisting of promissory notes of various terms bearing interest generally at 10% per annum, a share of the Company’s common stock and generally a three or five-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share. Additional financing costs of $19,131 were incurred related to the ongoing efforts to raise capital for the Company.

Between April 1 and August 6, 2008, the Company received $765,000 of net proceeds related to the issuance of $918,000 principal amount of Debentures as part of the second tranche of its private placement of Debentures and issuance of five-year warrants to purchase an additional 934,447 shares of common stock at $1.20 per share. The Debentures are convertible into common stock at $0.9824 per share. The first tranche of $1,500,000 principal amount of the Debentures closed on March 5, 2008. The Company anticipates closing the remaining portion of the second tranche prior to August 31, 2008, although no assurance can be offered in this regard.

As of June 30, 2008, the Company had a working capital deficiency of approximately $2,125,000 including short-term notes payable and accrued interest of approximately $787,000, net of applicable debt discount of approximately $30,000 and long-term notes payable and accrued interest totaling approximately $652,000, net of applicable debt discount of approximately $1,996,000.

In order to continue its operations beyond June 2009, the Company will need to increase revenue and profit margins, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of Debentures.

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

Going Concern

The Company has incurred net losses of approximately $20,613,000 since inception, a substantial portion of which relates to the amortization of debt discount, the value of common stock and warrants issued in association with debt and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $2,125,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-KSB for the year ended March 31, 2008, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Except as provided above, the Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, except as noted above, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in our capital resources.

Inflation and Seasonality

Inflation has not materially affected the Company during the past fiscal year. The Company’s business is not seasonal in nature.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable)

Item 4.  Controls and Procedures.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of June 30, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended June 30, 2008 that have materially affected or that are reasonably likely to affect the internal controls.

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

[a]   On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The Company is in receipt of the executed conversion subscription documents and has issued the shares of common stock related to this conversion. Until such closing, the litigation has been put on hold. In the event the litigation is continued it will be defended vigorously.

[b]       On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff demanded payment for additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. A settlement was reached between the parties in April 2008 the Company agreed to pay the Plaintiff $89,683 on or before July 7, 2008 and mutual releases between the parties. As at June 30, 2008 $89,683 was accrued as a liability.As of the date of this filing, all amounts related to this settlement have been paid and the matter has been dismissed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and June 30, 2008, the Company sold Units to investors as follows:

•
The Company issued a $100,000 principal amount promissory note bearing no interest and due 7 days from the date of issuance as a short-term bridge loan to be repaid from the net proceeds of the $540,000 second tranche of the private placement of Debentures. The Company issued 5,000 shares of restricted common stock related to this note. This note was repaid in full on June 25, 2008.

•
The Company issued an additional $608,000 principal amount of the Debentures and received net proceeds of $540,000 related to the second tranche of the private placement of such Debentures. In connection with the Debentures, the Company issued five-year warrants to purchase 618,893 shares of common stock at $1.20 per share. The Debentures are convertible into common stock at $0.9824 per share.

Item 3.	Defaults Upon Senior Securities.

At June 30, 2008, $477,000 principal amount of the $652,000 principal amount of short-term promissory notes are in default and $156,664 of interest had accrued on all outstanding short-term promissory notes as of such date.

The Company continues to be in default on:

• A $132,000 promissory note issued in August 2005, accruing 25% penalty interest per annum with a total of $58.152 of interest accrued at June 30, 2008;

• A $200,000 promissory note issued in April 2007, accruing 15% penalty interest per annum since October 25, 2007. All interest has been paid in full at June 30, 2008

Item 4.      Submisssion of Matters to a Vote of Security Holders.

(Not Applicable)

Item 5. Other Information.

(Not Applicable)

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

Date: August 14, 2008	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.