Form 10-Q
period 2008-09-30
STATMON TECHNOLOGIES CORP
filed 2008-11-14
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ࿠ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2008
Common Stock, $.01 par value	23,790,806

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
September 30, 2008

Item 1. Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31,
	(unaudited)	2008
ASSETS
Current Assets:
Cash	$113,456	$73,076
Accounts receivable	449,488	394,735
Inventories	59,538	48,616
Prepaid expense and other current assets	40,191	159,614
Total Current Assets	662,673	676,041
Property and equipment, net	224,588	241,429
Deferred financing costs, net	412,913	222,363
Security deposits and other assets	106,465	128,640
Total Assets	$1,406,639	$1,268,473
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $200,000 due to a related party), net of debt discount of $2,040 and $58,179, respectively	$599,960	$593,821
Accounts payable	862,417	989,100
Accrued expenses	223,388	312,387
Accrued compensation	636,776	574,801
Interest payable (including $14,302 and $7,083 due to related party, respectively)	185,443	151,806
Deferred revenue	178,023	194,883
Total Current Liabilities	2,686,007	2,816,798

Long-term Liabilities:
Notes payable (including $250,000 due to related party), net of debt discount of $76,704 and $99,677, respectively	423,296	400,323
Convertible notes payable, net of debt discount of $1,963,103 and $1,446,576, respectively	574,897	53,424
Total Liabilities	3,684,200	3,270,545

Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 23,782,472 and 23,579,533 issued and outstanding, respectively	237,825	235,794
Additional paid-in capital	18,854,362	17,658,841
Accumulated deficit	(21,369,748)	(19,896,707)
Total Stockholders' Deficiency	(2,277,561)	(2,002,072)
Total Liabilities and Stockholders' Deficiency	$1,406,639	$1,268,473

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,
	2008	2007

Revenue	$1,115,883	$937,161

Cost of Sales	154,180	117,365

Gross Profit	961,703	819,796

Selling, General and Administrative Expenses	1,152,128	1,218,665

Operating Loss	(190,425)	(398,869)

Other Expense:
Interest (including $13,712 and $52,782 to related parties for 2008 and 2007 periods, respectively)	34,184	127,467
Common stock and warrants issued in association with debt (including $0 and $368,636 to related parties for 2008 and 2007 periods, respectively)	6,075	812,883
Amortization of debt discount	334,666	102,133
Amortization of deferred financing costs	191,756	243,923
Total Other Expense	566,681	1,286,406

NET LOSS	$(757,106)	$(1,685,275)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.03)	$(0.11)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	23,769,971	15,601,212

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended September 30,
	2008	2007

Revenue	$2,051,358	$1,641,230

Cost of Sales	275,177	240,706

Gross Profit	1,776,181	1,400,524

Selling, General and Administrative Expenses	2,343,762	2,345,513

Operating Loss	(567,581)	(944,989)

Other Expense:
Interest (including $27,274 and $103,510 to related parties for 2008 and 2007 periods, respectively)	90,743	257,233
Common stock and warrants issued in association with debt (including $0 and $851,643 to related parties for 2008 and 2007 periods, respectively)	20,925	1,751,674
Amortization of debt discount	561,146	251,997
Amortization of deferred financing costs	232,646	321,396
Total Other Expense	905,460	2,582,300

NET LOSS	$(1,473,041)	$(3,527,289)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.06)	$(0.23)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	23,695,204	15,436,674

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,473,041)	$(3,527,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,543	5,119
Common stock and warrants issued in association with debt	20,925	1,751,674
Common stock issued for interest	17,646	-
Amortization of debt discount	561,146	251,997
Amortization of deferred financing costs	232,646	321,396
Deferred rent expense	(28,940)	-
Non-cash stock based compensation charge	53,250	326,400
Changes in operating assets and liabilities:
Accounts receivable	(54,753)	(158,185)
Inventories	(10,922)	10,810
Prepaid expense and other current assets	119,423	23,270
Security deposits and other assets	22,175	(8,475)
Accounts payable	(126,683)	242,777
Accrued expenses	(60,059)	54,352
Accrued compensation	61,975	62,657
Interest payable	33,637	256,157
Deferred revenue	(16,860)	(6,507)
NET CASH USED IN OPERATING ACTIVITIES	(618,892)	(393,847)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(12,702)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	397,000
Proceeds from convertible notes payable	865,000	-
Repayment of notes payable	(50,000)	-
Deferred financing costs	(143,026)	(55,583)
NET CASH PROVIDED BY FINANCING ACTIVITIES	671,974	341,417
NET INCREASE/(DECREASE) IN CASH	40,380	(52,430)
CASH, BEGINNING OF PERIOD	73,076	87,058
CASH, END OF PERIOD	$113,456	$34,628
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,284	$8,548
Income Taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants related to debt acquisition	$397,997	$412,646
Issuance of common stock related to debt acquisition	$-	$511,730
Issuance of common stock for note extensions	$-	$178,200
Issuance of warrants for note extensions	$-	$151,200
Issuance of common stock to financial advisors	$180,004	$-
Issuance of warrants to financial advisors	$68,666	$-
Issuance of warrants to placement agents	$31,500	$18,200
Beneficial conversion related to convertible debentures	$427,564	$-
Placement agent commission accrued and not yet paid	$-	$20,000
Capitalization of rent abatement	$-	$14,726

See accompanying notes to condensed consolidated financial statements (unaudited).

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission infrastructures to optimize operations and keep the networks on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) and a network of remote transmission sites incorporating a wide range of devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of different devices and disparate technologies under a single control system, or permit corrective action at the NOC or connected location, including a wireless device such as a Blackberry. A tiered severity level alarm system at every site, down to the individual device level, reports back to the NOC permitting manual adjustment or corrective action by an authorized operator, often eliminating the need to visit the remote site..

Architecturally designed as a universal “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact while being managed from a single point of control or “dashboard” style display or computer screen. In real time, a proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. Adjusting the heating, ventilating and air conditioning system (“HVAC”), checking the health of the uninterrupted power supply (“UPS”) and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. In addition, the Statmon Platform will keep remote sites operating independently when part, or all, of the entire network are down, automatically bringing the remote site back on line when network operations are restored without loss of data.

The marketing and distribution of our products are primarily facilitated by value-added resellers (“VAR’s”), sales channel strategic partners and original equipment manufacturer (“OEM”) collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") for interim financial statements information and assume that the Company will continue as a going concern. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2008, which was filed on July 14, 2008 and the Company's other filings with the SEC. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. The Company has incurred net losses of approximately $21,370,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $2,023,000 at September 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

Management Plans

As more fully described in the Notes below, the Company funded its business during each of the six months ended September 30, 2008 and 2007 from operations and through the sale of Original Issue Discount Senior Secured Convertible Debentures and units consisting of promissory notes, common stock and warrants to purchase shares of common stock, resulting in net proceeds to the Company of $865,000 and $397,000, respectively.

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company has required capital infusions to augment its total capital needs. While the Company anticipates its future operations will be cash flow positive, the deteriorating economy, delays in customers’ implementation timelines, payment schedules and delivery roll outs directly impact short-term cash flow expectations, causing the Company to increase its borrowings. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities primarily in the long-term infrastructure market. The revenues from such prospective sales pipelines are expected to grow as the existing and new sales channel partner relationships develop.

On March 5, 2008, the Company closed the first tranche of $1,500,000 principal amount of a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture Offering (for an aggregate cash subscription amount of $2,500,000) with a conversion price of $0.9824 per share and five-year warrants to purchase an additional 3,053,746 shares of common stock at $1.20 per share. As of the date of this report, the Company has issued an additional $1,038,000 principal amount of the Debentures that netted $865,000 related to the second tranche of the Debenture financing, the net proceeds will be used to reduce certain obligations and fund the expansion of the Company into several new vertical markets. There can be no guarantee that the Company will be successful in selling the balance of the Debentures or in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Consolidation. The condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Statmon-eBI Solutions, LLC and STC Software Corp. All inter-company accounts and transactions have been eliminated in consolidation.

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

c.
Property and Equipment. Property and equipment are stated at cost. The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

The useful lives of property and equipment for the purposes of computing depreciation are:

Computer Equipment	5 - 7 years
Software	5 years
Office Equipment	5 years
Leasehold improvements	Lesser of the life of the lease or the estimated useful life of the related asset.

d.
Research and Development. Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $718,000 and $637,000 for the six months ended September 30, 2008 and 2007, respectively. Research and development expenditures were approximately $361,000 and $329,000 for the three months ended September 30, 2008 and 2007, respectively.

e.	Inventories. Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

f.
Net Loss Per Share. Basic net loss per share is computed using the weighted average number of shares of outstanding common stock. For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the convertible notes and warrants would have been anti-dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of convertible notes and warrants to purchase 8,725,647 and 10,850,778 shares of common stock as of September 30, 2008 and 2007, respectively.

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

Six Months Ended
	September 30,	September 30,
	2008	2007
Assumptions:
Risk-free interest rate	2.00 to 2.25%	4.71 to 5.28%

Expected life, in years	3.0 to 5.0	3.0 to 5.0

Expected volatility	105 to 113%	108 to 111%

During the six months ended September 30, 2008 and 2007, the Company granted 100,000 and 445,000 warrants to employees and consultants for services provided. Accordingly the Company incurred a charge for stock based compensation of $53,250 and $326,400, respectively.

A summary of the status of the Company’s nonvested warrants as of September 30, 2008 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Warrants	Warrants	Fair Value
Nonvested at April 1, 2008	25,000	$0.80

Granted	100,000	$0.68

Vested	(75,000)	$0.72

Expired	—	$—

Nonvested at September 30, 2008	50,000	$0.68

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

i.	New Accounting Pronouncements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for finan cial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS141R also requires acquisition-related transaction expense and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial position, results of operations and cash flows.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for the Company’s interim and annual financial statements beginning in fiscal 2009 and early adoption is prohibited. It does not expect the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It does not expect the adoption of FAS 162 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

j.
Reclassifications. Certain accounts in the Company’s prior year’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation of the current year’s financial statements. These reclassifications have no effect on previously reported operating results and financial condition of the Company.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of
	September 30, 2008 (unaudited)	March 31, 2008
Computer Equipment	$80,911	$75,865
Software	14,915	13,008
Office Equipment	39,211	33,462
Leasehold Improvements	209,910	209,910
	344,947	332,245

Less: accumulated depreciation	120,359	90,816

	$224,588	$241,429

Depreciation of property and equipment was $15,034 and $2,542 for the three months ended September 30, 2008 and 2007, respectively, and $29,543 and $5,119 for the six months ended September 30, 2008 and 2007, respectively.

4.	DEFERRED FINANCING COSTS

The deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt as follows:

	As of
	September 30, 2008 (unaudited)	March 31, 2008
Deferred financing costs	$658,814	$235,618

Less: accumlated amortization	(245,901)	(13,255)

Deferred financing costs, net	$412,913	$222,363

Deferred financing costs include commissions paid and the value of equity issued to placement agents, the value of common stock and warrants issued to extend notes payable, legal fees associated with new debt and the value of equity issued and fees paid to consultants for financing related services. These costs are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. During the six months ended September 30, 2008, the Company capitalized $423,196 of deferred financing costs related to the Original Issue Discount Senior Secured Convertible Debenture (see Note 6). For the three months ended September 30, 2008 and 2007, amortization of deferred financing costs was $191,756 and $243,923, respectively. For the six months ended September 30, 2008 and 2007, amortization of deferred financing costs was $232,646 and $321,396, respectively.

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE

On March 5, 2008 (the “First Tranche Closing Date”), Statmon Technologies Corp. (the “Company”) issued and sold debentures in a total principal amount of $1,500,000, due March 5, 2010 (the “Debentures”) to accredited investors in a private placement pursuant to a securities purchase agreement (the “Purchase Agreement”). The Debentures are the first tranche of up to an aggregate of $3,000,000 of Original Issue Discount Senior Secured Convertible Debentures (representing an aggregate cash subscription amount of up to $2,500,000). The Debentures have an effective interest rate of approximately 10% per annum. Any additional tranches must close within forty-five (45) days of the First Tranche Closing Date unless extended in writing by the parties which deadline has been extended to September 30, 2008. After deducting the expenses of the private placement, including prepaid interest, the Company received net proceeds of approximately $1,190,000 from the closing of the first tranche.

As of September 30, 2008, the Company had issued an additional $1,038,000 principal amount of the Debentures and received net proceeds of $865,000 related to the second tranche of the private placement per the same terms as the first tranche as described herein.

5.	SENIOR SECURED ORIGINAL DISCOUNT CONVERTIBLE DEBENTURE (continued)

In connection with the private placement, the first tranche investors also received warrants (the “Warrants”) to purchase up to 1,526,874 shares of the Company’s common stock, which Warrants terminate on March 5, 2013 (the “Termination Date”) and as of September 30, 2008, the second tranche investors also received warrants to purchase up to 1,056,600 shares of the Company’s common stock each with a term of five years and an exercise price of $1.20 per share. If at any time after the earlier of (i) the one year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder at the point at which the holder desires to exercise the Warrant, then the Warrants may also be exercised at such time by means of a cashless exercise. On the Termination Date, the Warrants shall be automatically exercised via cashless exercise. If the Company issues additional warrants at a price that is less than the exercise price of the Warrants, then the exercise price of the Warrants will be reduced to such price.

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

The initial conversion price (“Conversion Price”) of the Debentures is $0.9824 per share. If the Company issues additional common stock at a price that is less than the Conversion Price, or common stock equivalents with an exercise or conversion price less than the then Conversion Price, then the Conversion Price will be reduced to such price. The Debentures are secured by a first lien on all of the assets of the Company.

The Company accounted for the Debentures under accounting guidance provided by Emerging Issues Task Force ("EITF") No 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

The gross proceeds related to the first tranche of the private placement of $1,500,000 were recorded net of a discount of $1,500,000.  The debt discount consisted of $250,000 related to the original issue discount and $576,000 related to the allocated fair value of the warrants and the remaining $674,000 relates to the beneficial conversion feature of the note.  The debt discount is charged to interest expense ratably over the life of the loan. During the six months ended September 30, 2008, the Company amortized $376,027 of debt discount related to the first tranche of the private placement. The gross proceeds related to the second tranche of the private placement, as of September 30, 2008, of $1,038,000 were recorded net of a discount of $998,561.  The debt discount consisted of $173,000 related to the original issue discount and $397,997 related to the allocated fair value of the warrants and $427,564 relates to the beneficial conversion feature of the note.  During the six months ended September 30, 2008, the Company amortized $106,006 of debt discount related to the second tranche of the private placement. The debt discount will be charged to interest expense ratably over the life of the loan.

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

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE (continued)

During the six months ended September 30, 2008, the Company granted warrants to purchase 45,000 shares of common stock exercisable at $1.20 per share for a term of five years, valued at $31,500, to a placement agent related to the first tranche of the above financing.

6.	NOTES PAYABLE

Notes payable consist of the following:

			As of
			September 30, 2008 (unaudited)	March 31, 2008
Current:
Notes Payable - Delis - related party	[a	]	$200,000	$200,000
Notes Payable - various	[b	]	402,000	452,000
			$602,000	$652,000
Less: Debt Discount			(2,040)	(58,179)
Total Current Notes Payable			$599,960	$593,821
Long-term:
Senior Subordinated Notes Payable - Thieme Consulting, Inc. -related party	[c	]	250,000	250,000
Senior Subordinated Notes Payable	[d	]	250,000	250,000
			$500,000	$500,000
Less: Debt Discount			(76,704)	(99,677)
Total Long-term Notes Payable			$423,296	$400,323

[a] On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is negotiating a short-term extension that would supersede such extension agreement and intends to repay the note from the net proceeds from the Debenture offering. There can be no assurance that it will be able to obtain such an extension. This note is secured by a second lien on all of the assets of the Company. The Company accrued and paid $14,877 of interest related to this note for the six months ended September 30, 2008.

[b] These Units generally consisted of (i) a promissory note bearing interest generally at 10% per annum, (ii) a share of the Company’s common stock and (iii) three or five-year warrant to purchase shares of common stock at an exercise price between $1.00 and $2.00 per share. The total principal amount of these notes is $402,000 and represents eight notes which are all in default as of the date of this filing.

At September 30, 2008, $277,000 principal amount of these notes is in default, plus interest of $168,900, with the remaining $125,000 principal amount of these notes not yet due. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the Unit, as a penalty until the repayment of the notes in full. The Company accrued $54,424 of interest and granted 45,000 penalty warrants, valued at $20,925 related to such notes during the six months ended September 30, 2008. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

6.	NOTES PAYABLE (continued)

[c] An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000. This new note is subordinated to the Debentures described in Note 5 above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896. For the six months ended September 30, 2008, the Company accrued $12,397 of interest due on this note.

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

During the three months ended September 30, 2008, the Company issued 25,002 shares of restricted common stock valued at $22,502 associated with consulting agreements for investor relations and financial advisor services.

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

During the three months ended September 30, 2008, the Company granted 396,990 warrants to note holders valued at $138,031 related to new debt in the period. In addition, the Company issued 25,000 warrants to an employee valued at $19,250, 22,500 warrants valued at $6,075 as penalty warrants for notes in default and 99,999 warrants valued at $68,666 to two entities for investor relations and financial advisor services.  The weighted average exercise price of the warrants granted during the period was $1.18 per share. These warrants are immediately exercisable for three to five year terms from their respective dates of issuance.

7.	EQUITY TRANSACTIONS (continued)

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	As of
	September 30, 2008 (unaudited)	March 31, 2008
Warrants to purchase common stock	6,142,173	5,044,574
Convertible notes payable	2,583,474	1,526,874

Total	8,725,647	6,571,448

8.	COMMITMENTS AND CONTINGENCIES

[a]
Legal Proceedings. On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The Company has reached an agreement in principle in regard to settlement with the Plaintiff where the Company will pay legal fees of approximately $12,000. The settlement documentation is currently being prepared which includes mutual releases.

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

8.	COMMITMENTS AND CONTINGENCIES (continued)

[c]
Financial Services - On June 15, 2008, the Company entered into a consulting agreement with a New York based firm for investor relation services. Under this Agreement, the Company will pay $5,000 per month and has agreed to issue 100,000 shares of common stock, of which 50,000 shares vested on June 15, 2008 and 4,167 shares will vest and be issued each month for the next twelve months. In addition, the Company has agreed to issue (i) a warrant (the “First Warrant”) to purchase 200,000 shares of common stock at an exercise price of $1.20 per share with a term of five years which vest in equal amounts over the next twleve months at 16,667 per month and (ii) a warrant (the “Second Warrant”) to purchase 200,000 shares of common stock at an exercise price of $1.50 per share with a term of five years which vest at the one year anniversary of this agreement. If the Company’s stock price is trading at $2.50 per share or higher for a period of thirty consecutive trading days, there is an accelerated vesting provision to the Second Warrants such that half of the shares subject to the Second Warrant, a total of 100,000 shares, shall then vest in six months and the balance of 100,000 shares shall then vest at nine months form the date of the consulting agreement. This consulting agreement is cancellable by either party by giving thirty days written notice to the other party.

On June 15, 2008, the Company entered into a twelve month non-exclusive financial advisor agreement with a NASD member firm (the “NASD Firm”). Some of the services to be provided in connection with this agreement include, but are not limited to, the performance of financial advisory services to assist the Company in developing, studying and evaluating a financial plan, strategic and financial alternatives, and merger and acquisition proposals, in addition to assisting the Company in preparing offering documents and presentation materials. The NASD Firm agrees to use its best efforts to coordinate the introduction of the Company to one of more individuals, firms or other entities that may have an interest in pursuing some form of business combination with the Company and in analyzing, negotiating and affecting such a Business Combination.

In consideration for the NASD Firm’s services, the Company has agreed to issue 150,000 shares of common stock and warrants to purchase 400,000 shares of common stock. Of the 150,000 restricted shares, 100,000 of such restricted shares will be issued upon execution of this Agreement and 4,167 restricted shares will be issued per month for twelve months. Of the 400,000 shares that can be purchased pursuant to the warrants, 200,000 of such shares will have an exercise price of $1.20 (“the $1.20 warrants”) and will vest at 16,666 shares per month over a twelve month period and of the remaining 200,000 shares subject to such warrants will have an exercise price of $1.50 per share (“the $1.50 warrants”) and will vest on the one-year anniversary of this agreement. If the Company’s stock price is trading at $2.50 per share or higher for a period of thirty consecutive trading days and the Company’s stock trades an average of 20,000 shares per day during such thirty day trading period, there is an accelerated vesting provision such that half of the $1.50 warrants, a total of 100,000 shares shall then vest at nine months from the date of this agreement. The Warrants shall have a term of five years. After twelve months from the effective date of this agreement, unless there is a current registration statement covering the underlying shares, the Warrants shall have a cashless exercise provision in the form and substance acceptable to the NASD Firm.

During the six months ended September 30, 2008, the Company issued 175,002 shares of restricted shares of common stock and warrants to purchase 99,999 shares of common stock at an exercise price of $1.20 per share, per the terms of the contracts described above.

8.	COMMITMENTS AND CONTINGENCIES (continued)

[d]
Other. The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $620,000 as accrued compensation that was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $620,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees. Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

9.	MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

During the three months ended September 30, 2008, four customers comprised approximately 73%, 7%, 7% and 6% of the Company’s sales. The accounts receivable balance for these customers at September 30, 2008 was $99,000, $39,486, $77,898 and $60,978 respectively. During the three months ended September 30, 2007, two customers comprised 56% and 14% of the Company’s sales.

During the six months ended September 30, 2008, two customers comprised approximately 68% and 8% of the Company’s sales. The accounts receivable balance for these customers at September 30, 2008 was $99,000 and $39,486 respectively. During the six months ended September 30, 2007, one customer comprised 54% of the Company’s sales.

[b]	Foreign Revenue

The Company generated approximately $38,000 and $107,000 of revenue from the sale of its products and services to foreign customers during the six months ended September 30, 2008 and 2007, respectively.

[c]	Concentration of Credit Risk

The Company maintains cash balances in one financial institution. As of October 3, 2008, the balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. From time to time, the Company's balances may exceed these limits. The Company believes it is not exposed to any significant credit risk for its cash balances.

10.	SUBSEQUENT EVENTS

During October 2008, the Company granted 8,334 shares of restricted common stock and issued five-year warrants to purchase 33,333 shares of common stock at $1.20 per share to two financial consultants for investor relations and advisory services per the terms of their respective contracts.

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

Recent Developments for the Company

Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, its proprietary software application, and supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and ensure the entire network remains healthy and on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) and a network of remote transmission sites that incorporate a wide range of communications equipment, devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of different devices and disparate technologies under a single umbrella control system and permit manual corrective action at the NOC or from any connected computer, including a wireless device such as a Blackberry. A tiered severity level alarm system at every site, down to the device level, reports back to the NOC logging automated adjustments or permitting manual adjustment or corrective action without a field technician having to physically travel to remote sites. Any authorized operator can drill down through the Axess software screens and observe what has or is taking place with an individual device or system at a remote site and make further manual adjustments as required.

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

The marketing and distribution of the Company’s products is primarily facilitated by third party sales channel partners, value added resellers (“VAR”), black label and original equipment manufacturer (“OEM”) collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force. The Company has a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional network television market is undergoing a resurgence of activity and reformatting as the high definition television (“HD TV”), cable and satellite delivery systems realign their operating and business models including offering additional digital channels that individually focus on HD programming, continuous news coverage and weather reporting, sports and special interest coverage. Leading network broadcast operations are being streamlined or rationalized with central casting, regional hubs and stations and unmanned remote site transmission operations. The traditional radio markets are retrofitting to multi-band digital transmission (HD Radio) in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

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

Under our agreement with MediaFLO, we are licensing our Axess software and supplying interface components for the MediaFLO San Diego Network Operation Center and the national rollout of wireless transmission sites. Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us. From September 7, 2006 to November 3, 2008, Qualcomm and/or MediaFLO had jointly issued us purchase orders totaling $5,728,987. As of September 30, 2008 we have delivered $5,525,587 of the products pursuant to these purchase orders and anticipate delivering the balance of outstanding purchase orders during the three months ended December 31, 2008. The MediaFLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for a term of three years. The number of MediaFLO sites is expected to increase as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

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

The impact of the recession is expected to slow down the implementation of certain infrastructure projects, however, we expect the capital expenditure portions to continue as planned. As such, we believe the wireless and infrastructure markets will experience sustained growth over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels plus our two-year involvement with wireless technology leader Qualcomm places us in a credible position to satisfy the operational needs of the mainstream telecommunications, wireless and infrastructure providers for RF and content delivery, as well as overall communications network and remote site management and control.

Our significant clients include Qualcomm - MediaFLO USA; General Electric – NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include Technology Associates International (“TAIC”), InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

For the Three Months Ended September 30, 2008 and 2007

Results From Operations

Revenues - Revenues were $1,115,883 and $937,161 for the three months ended September 30, 2008 and 2007, respectively. The increase in revenues of approximately $179,000 is primarily due to increased revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center, offset by a decrease in revenue generated from foreign customers.

Cost of Sales - Cost of sales were $154,180 and $117,365 for the three months ended September 30, 2008 and 2007, respectively. Overall gross profit percentage of 86% remained within 1% of the comparable prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,152,128 and $1,218,665 for the three months ended September 30, 2008 and 2007, respectively, a decrease of approximately $67,000.  The decrease in selling, general and administrative expenses is primarily attributed to a decrease in the amount and value of stock based compensation granted during the current period.

Other Expense - Other Expense was $566,681 and $1,286,406 for the three months ended September 30, 2008 and 2007, respectively. The decrease of approximately $720,000 can be attributed to a decrease in common stock and warrants issued in association with debt of approximately $807,000 related to the issuance of a decreased number of penalty warrants and penalty shares associated with delinquent notes due to the exchange of debt for equity in February 2008, described in the Company’s Form 10-KSB for the fiscal year ended March 31, 2008, a decrease in amortization of deferred financing costs of approximately $52,000 related to new debt, a decrease in interest expense of approximately $93,000 related to a decreased amount of debt in default, offset by an increase in the amortization of debt discount of approximately $232,000 due to an increase in the amount of new long-term debt during the most recent periods.

Net Income/(Loss) - As a result of the above, for the three months ended September 30, 2008, the Company recorded a net loss of $757,106, compared to a net loss of $1,685,275 for the same period the previous year.

For the Six Months Ended September 30, 2008 and 2007

Results From Operations

Revenues - Revenues were $2,051,358 and $1,641,230 for the six months ended September 30, 2008 and 2007, respectively. The increase in revenues of approximately $410,000 is primarily due to increased revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 300+ high-powered wireless transmission sites and San Diego Network Operation Center, offset by a decrease in revenue generated from foreign customers.

Cost of Sales - Cost of sales were $275,177 and $240,706 for the three months ended September 30, 2008 and 2007, respectively. Overall gross profit percentage increased to 87% as compared to 85% in the comparable prior year period. The increase is primarily related to an increase in hardware costs associated with the sale of the Company’s products offset by a decrease in third party sales commissions.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,343,762 and $2,345,513 for the six months ended September 30, 2008 and 2007, respectively, a decrease of less than $2,000.

Other Expense - Other Expense was $905,460 and $2,582,300 for the six months ended September 30, 2008 and 2007, respectively. The decrease of approximately $1,677,000 can be attributed to a decrease in common stock and warrants issued in association with debt of approximately $1,731,000 related to the issuance of a decreased number of penalty warrants and penalty shares associated with delinquent notes due to the exchange of debt for equity in February 2008, described in the Company’s Form 10-KSB for the fiscal year ended March 31, 2008, a decrease in amortization of deferred financing costs of approximately $89,000 related to new debt, a decrease in interest expense of approximately $166,000 related to a decreased amount of debt in default, offset by an increase in the amortization of debt discount of approximately $309,000 due to an increase in the amount of new long-term debt during the most recent periods.

Net Income/(Loss) - As a result of the above, for the six months ended September 30, 2008, the Company recorded a net loss of $1,473,041, compared to a net loss of $3,527,289 for the same period the previous year.

Liquidity and Capital Resources

Cash balances totaled $113,456 as of September 30, 2008 compared to $34,628 at September 30, 2007.

The Company has financed its cash requirements primarily through operations, short-term and long-term borrowings. From September 2000 to March 31, 2008, the Company issued units primarily consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling approximately $6,500,000. At September 30, 2008, the Company had $602,000 of short-term notes principal amount, of which $577,000 remains in default, $500,000 principal amount of long-term debt and $2,538,000 of long-term Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) outstanding.

Net cash used in operating activities was $618,892 and $393,847 for the six months ended September 30, 2008 and 2007, respectively. The use of cash in 2008 is the result of a net loss of approximately $1,473,000, partially offset by non-cash charges related to (i) depreciation of $29,543; (ii) common stock and warrants issued in association with debt of $20,925; (iii) common stock issued for interest of $17,646; (iv) amortization of debt discount of $561,146; (v) amortization of deferred financing costs of $232,646; (vi) an increase of $28,940 related to deferred rent expense; (vii) non-cash stock based compensation of $53,250; and a net decrease in operating assets and liabilities of approximately $32,000. The cash used in 2007 is the result of a net loss of approximately $3,527,000, partially offset by non-cash charges of approximately $2,657,000 and a net change in operating assets and liabilities of approximately $477,000.

Net cash used in investing activities was $12,702 and $0 for the six months ended September 30, 2008 and 2007, respectively. The primary use of cash in 2008 related to computer and equipment purchases.

Net cash provided by financing activities was $671,974 and $341,417 for the six months ended September 30, 2008 and 2007, respectively.  Net cash provided by financing activities in fiscal 2008 was the result of net proceeds of $865,000 related to the issuance of $1,038,000 principal amount of Debentures related to the second tranche of the Company’s private placement of such Debentures. Financing costs of $143,026 were incurred related to the raise of capital for the Company. Net cash provided by financing activities in the six months ended September 30, 2007 was the result of proceeds from issuance of $397,000 of units consisting of promissory notes of various terms bearing interest generally at 10% per annum, a share of the Company’s common stock and generally a three or five-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share. Additional financing costs of $55,583 were incurred related to the ongoing efforts to raise capital for the Company.

Between April 1 and September 30, 2008, the Company received $865,000 of net proceeds related to the issuance of $1,038,000 principal amount of Debentures as part of the second tranche of its private placement of Debentures and issuance of five-year warrants to purchase an additional 1,056,600 shares of common stock at $1.20 per share. The Debentures are convertible into common stock at $0.9824 per share. The first tranche of $1,500,000 principal amount of the Debentures closed on March 5, 2008. The Company anticipates closing the remaining portion of the second tranche prior to December 31, 2008, although no assurance can be offered in this regard.

As of September 30, 2008, the Company had a working capital deficiency of approximately $2,023,000 including short-term notes payable and accrued interest of approximately $785,000, net of applicable debt discount of approximately $2,000 and long-term notes payable and accrued interest totaling approximately $998,000, net of applicable debt discount of approximately $2,040,000.

In order to continue its operations beyond September 2009, the Company will need to increase revenue and profit margins, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of Debentures.

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

Going Concern

The Company has incurred net losses of approximately $21,370,000 since inception, a substantial portion of which relates to the amortization of debt discount, the value of common stock and warrants issued in association with debt and other debt related charges. As indicated above, the Company has a working capital deficiency of approximately $2,023,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-KSB for the year ended March 31, 2008, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting company is not required to provide any information in response to Item 305 of Regulation S-K.

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

Changes in Internal Controls Over Financial Reporting

Management has evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or that are reasonably likely to affect the internal controls over financial reporting.

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

[a]   On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest. These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant. The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The Company has reached an agreement in principle in regard to settlement with the Plaintiff where the Company will pay legal fees of approximately $12,000. The settlement documentation is currently being prepared which includes mutual releases.
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

Between April 1 and September 30, 2008, the Company sold Units to investors as follows:

•      The Company issued a $100,000 principal amount promissory note bearing no interest and due 7 days from the date of issuance as a short-term bridge loan to be repaid from the net proceeds of the $540,000 second tranche of the private placement of Debentures. The Company issued 5,000 shares of restricted common stock related to this note. This note was repaid in full on June 25, 2008.
•      The Company issued an additional $1,038,000 principal amount of the Debentures and received net proceeds of $865,000 related to the second tranche of the private placement of such Debentures. In connection with the Debentures, the Company issued five-year warrants to purchase 1,056,600 shares of common stock at $1.20 per share. The Debentures are convertible into common stock at $0.9824 per share.

Item 3.	Defaults Upon Senior Securities.

At September 30, 2008, $477,000 principal amount of the $602,000 principal amount of short-term promissory notes are in default and $170,922 of interest had accrued on all outstanding short-term promissory notes as of such date.

The Company continues to be in default on:

•      A $132,000 promissory note issued in August 2005, accruing 25% penalty interest per annum with a total of $66,380 of interest accrued at September 30, 2008;
•      A $200,000 promissory note issued in April 2007, accruing 15% penalty interest per annum since October 25, 2007. All interest has been paid in full at September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

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

Date: November 14, 2008	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.