Form 10-Q
period 2008-12-31
STATMON TECHNOLOGIES CORP
filed 2009-03-23
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2009
Common Stock, $.01 par value	23,815,808

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
December 31, 2008

TABLE OF CONTENTS

Item 1.  Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31,
	(unaudited)	2008
ASSETS
Current Assets:
Cash	$1,345	$73,076
Accounts receivable	167,313	394,735
Inventories	182,167	48,616
Prepaid expense and other current assets	34,609	159,614
Total Current Assets	385,434	676,041

Property and equipment, net	209,465	241,429

Deferred financing costs, net	313,207	222,363
Security deposits and other assets	106,465	128,640
Total Assets	$1,014,571	$1,268,473

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $200,000 due to a related party), net of debt discount of $0 and $58,179, respectively	$601,250	$593,821
Accounts payable	1,013,701	989,100
Accrued expenses	489,983	312,387
Accrued compensation	676,092	574,801
Interest payable (including $25,466 and $7,083 due to related party, respectively)	210,826	151,806
Deferred revenue	244,813	194,883
Total Current Liabilities	3,236,665	2,816,798

Long-term Liabilities:
Notes payable (including $250,000 due to related party), net of debt discount of $65,154 and $99,677, respectively	434,846	400,323
Convertible notes payable, net of debt discount of $1,648,216 and $1,446,576, respectively	889,784	53,424
Total Liabilities	4,561,295	3,270,545

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 23,807,474 and 23,579,533 issued and outstanding, respectively	238,075	235,794
Additional paid-in capital	18,894,029	17,658,841
Accumulated deficit	(22,678,828)	(19,896,707)
Total Stockholders' Deficiency	(3,546,724)	(2,002,072)
Total Liabilities and Stockholders' Deficiency	$1,014,571	$1,268,473

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,
	2008	2007

Revenue	$444,933	$730,960

Cost of Sales	78,122	142,687

Gross Profit	366,811	588,273

Selling, General and Administrative Expenses	1,046,743	1,086,742

Operating Loss	(679,932)	(498,469)

Other Expense:
Interest (including $13,712 and $54,645 to related parties for 2008 and 2007 periods, respectively)	161,049	156,236
Common stock and warrants issued in association with debt (including $0 and $303,411 to related parties for 2008 and 2007 periods, respectively)	4,500	738,866
Amortization of debt discount	328,477	63,298
Amortization of deferred financing costs	135,123	174,115
Total Other Expense	629,149	1,132,515

NET LOSS	$(1,309,081)	$(1,630,984)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.06)	$(0.10)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	23,795,064	15,979,524

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2008	2007

Revenue	$2,496,291	$2,372,190

Cost of Sales	353,298	383,393

Gross Profit	2,142,993	1,988,797

Selling, General and Administrative Expenses	3,390,505	3,432,255

Operating Loss	(1,247,512)	(1,443,458)

Other Expense:
Interest (including $40,986 and $158,155 to related parties for 2008 and 2007 periods, respectively)	251,792	413,469
Common stock and warrants issued in association with debt (including $0 and $1,155,054 to related parties for 2008 and 2007 periods, respectively)	25,425	2,490,540
Amortization of debt discount	889,623	315,295
Amortization of deferred financing costs	367,769	495,511
Total Other Expense	1,534,609	3,714,815

NET LOSS	$(2,782,121)	$(5,158,273)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.12)	$(0.33)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	23,728,733	15,618,282

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,782,121)	$(5,158,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,666	7,806
Common stock and warrants issued in association with debt	25,425	2,490,540
Common stock issued for interest	17,646	-
Amortization of debt discount	889,623	315,295
Amortization of deferred financing costs	367,768	495,511
Deferred rent expense	(28,940)	-
Non-cash stock based compensation charge	53,250	550,200
Changes in operating assets and liabilities:
Accounts receivable	227,422	158,899
Inventories	(133,550)	12,541
Prepaid expense and other current assets	125,005	(87,110)
Security deposits and other assets	22,175	88,425
Accounts payable	24,601	327,866
Accrued expenses	206,536	(78,585)
Accrued compensation	101,291	89,643
Interest payable	59,020	388,795
Deferred revenue	49,930	(26,501)
NET CASH USED IN OPERATING ACTIVITIES	(730,253)	(424,948)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(12,702)	(6,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	572,000
Proceeds from convertible notes payable	865,000	-
Repayment of notes payable	(50,750)	-
Deferred financing costs	(143,026)	(139,629)
NET CASH PROVIDED BY FINANCING ACTIVITIES	671,224	432,371

NET (DECREASE)/INCREASE IN CASH	(71,731)	459

CASH, BEGINNING OF PERIOD	73,076	87,058

CASH, END OF PERIOD	$1,345	$87,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$22,603	$18,502
Income Taxes	$-	$-
		$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of warrants related to debt acquisition	$397,997	$412,646
Issuance of common stock related to debt acquisition	$-	$511,730
Issuance of common stock for note extensions	$-	$245,736
Issuance of warrants for note extensions	$-	$203,034
Issuance of common stock to financial advisors	$188,754	$-
Issuance of warrants to financial advisors	$95,332	$-
Issuance of warrants to placement agents	$31,500	$73,298
Beneficial conversion related to convertible debentures	$427,564	$-
Placement agent commission accrued and not yet paid	$-	$20,000
Capitalization of rent abatement	$34,960	$14,726

See accompanying notes to condensed consolidated financial statements (unaudited).

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission infrastructures to optimize operations and keep the networks on the air 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) and a network of remote transmission sites incorporating a wide range of devices, facilities management, power supply and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of different devices and disparate technologies under a single control system, or permit corrective action at the NOC or connected location, including a wireless device such as a Blackberry. A tiered severity level alarm system at every site, down to the individual device level, reports back to the NOC permitting manual adjustment or corrective action by an authorized operator, often eliminating the need to physically visit remote sites.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") for interim financial statements information and assume that the Company will continue as a going concern.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements.  These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2008, which was filed on July 14, 2008 and the Company's other filings with the SEC.  Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  The Company has incurred net losses of approximately $22,679,000 since inception. Additionally, the Company had a net working capital deficiency of approximately $2,851,000 at December 31, 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

Management Plans

As more fully described in the Notes below, the Company funded its business during each of the nine months ended December 31, 2008 and 2007 from operations and through the sale of Original Issue Discount Senior Secured Convertible Debentures and units consisting of promissory notes, common stock and warrants to purchase shares of common stock, resulting in net proceeds to the Company of $865,000 and $572,000, respectively.

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company has required capital infusions to augment its total capital needs. While the Company had expected its future operations to be cash flow positive, the rapid impact of the deteriorating economy on our broadcast customers’ revenues, the added costs they continue to incur due to the delay of the High Definition television switch over, delays in customers’ implementation timelines, payment schedules and delivery roll outs directly impact short-term cash flow expectations, causing the Company to increase its borrowings.  The Company maintains that these delays are temporary and do not represent project cancellations.  The Company and its sales channel partners have developed a pipeline of qualified sales opportunities primarily in the broadcast and cellular infrastructure markets and includes live beta testing with a major wireless carrier in the Chicago market. The deployment of the Statmon Platform can dramatically reduce operating costs for our customers and therefore the revenues from such prospective sales pipelines are expected to grow even in this difficult economic environment.

On March 5, 2008, the Company closed the first tranche of $1,500,000 principal amount of a $3,000,000 Original Issue Discount Senior Secured Convertible Debenture Offering (for an aggregate cash subscription amount of $2,500,000) with a conversion price of $0.9824 per share and five-year warrants to purchase an additional 3,053,746 shares of common stock at $1.20 per share. As of the date of this report, the Company has issued an additional $1,038,000 principal amount of the Debentures that netted $865,000 related to the second tranche of the Debenture financing, the net proceeds were used to reduce certain obligations and fund the expansion of the Company into the wireless cellular and related vertical markets. There can be no guarantee that the Company will be successful in selling the balance of the Debentures or in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

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

d.
Research and Development.  Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $1,086,000 and $963,000 for the nine months ended December 31, 2008 and 2007, respectively.  Research and development expenditures were approximately $368,000 and $326,000 for the three months ended December 31, 2008 and 2007, respectively.

e.	Inventories. Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

f.
Net Loss Per Share.  Basic net loss per share is computed using the weighted average number of shares of outstanding common stock.  For all periods presented, diluted net loss per share was the same as basic net loss per share since the inclusion of the convertible notes and warrants would have been anti-dilutive.  Securities that could potentially dilute basic earnings per share (“EPS”) in the future and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of convertible notes and warrants to purchase 8,828,646 and 11,608,744 shares of common stock as of December 31, 2008 and 2007, respectively.

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

Nine Months Ended
	December 31,	December 31,
	2008	2007
Assumptions:
Risk-free interest rate	0.50 to 2.25%	4.50 to 5.28%

Expected life, in years	3.0 to 5.0	3.0 to 5.0

Expected volatility	105 to 151%	107 to 111%

During the nine months ended December 31, 2008 and 2007, the Company granted 100,000 and 740,000 warrants to employees and consultants for services provided. Accordingly the Company incurred a charge for stock based compensation of $53,250 and $550,200, respectively.

A summary of the status of the Company’s nonvested warrants as of December 31, 2008 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Warrants	Warrants	Fair Value
Nonvested at April 1, 2008	25,000	$0.80

Granted	100,000	$0.68

Vested	(75,000)	$0.72

Expired	—	$—

Nonvested at December 31, 2008	50,000	$0.68

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

i.	New Accounting Pronouncements.

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

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of the adoption of EITF 07-5 on its financial position and results of operations.

j.
Reclassifications.  Certain accounts in the Company’s prior year’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation of the current year’s financial statements. These reclassifications have no effect on previously reported operating results and financial condition of the Company.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of
	December 31, 2008
	(unaudited)	March 31, 2008

Computer Equipment	$80,911	$75,865
Software	14,915	13,008
Office Equipment	39,210	33,462
Leasehold Improvements	209,910	209,910
	344,946	332,245

Less: accumulated depreciation	135,481	90,816

	$209,465	$241,429

Depreciation of property and equipment was $15,122 and $2,687 for the three months ended December 31, 2008 and 2007, respectively, and $44,666 and $7,806 for the nine months ended December 31, 2008 and 2007, respectively.

4.	DEFERRED FINANCING COSTS

The deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt as follows:

	As of
	December 31, 2008
	(unaudited)	March 31, 2008
Deferred financing costs	$694,230	$235,618

Less: accumlated amortization	(381,023)	(13,255)

Deferred financing costs, net	$313,207	$222,363

Deferred financing costs include commissions paid and the value of equity issued to placement agents, the value of common stock and warrants issued to extend notes payable and the value of equity issued and fees paid to consultants for financing related services. These costs are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. During the nine months ended December 31, 2008, the Company capitalized $458,612 of deferred financing costs related to the Original Issue Discount Senior Secured Convertible Debenture (see Note 6) and financial related services. For the three months ended December 31, 2008 and 2007, amortization of deferred financing costs was $135,123 and $174,115, respectively. For the nine months ended December 31, 2008 and 2007, amortization of deferred financing costs was $367,769 and $495,511, respectively.

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE

On March 5, 2008 (the “First Tranche Closing Date”), Statmon Technologies Corp. (the “Company”) issued and sold debentures in a total principal amount of $1,500,000, due March 5, 2010 (the “Debentures”) to accredited investors in a private placement pursuant to a securities purchase agreement (the “Purchase Agreement”).  The Debentures are the first tranche of up to an aggregate of $3,000,000 of Original Issue Discount Senior Secured Convertible Debentures (representing an aggregate cash subscription amount of up to $2,500,000).  The Debentures have an effective interest rate of approximately 10% per annum. Any additional tranches must close within forty-five (45) days of the First Tranche Closing Date unless extended in writing by the parties which deadline has been extended to September 30, 2008. Although the deadline has passed, the Company may be able to get a waiver for the remaining portion of the unfunded amount of the debenture. After deducting the expenses of the private placement, including prepaid interest, the Company received net proceeds of approximately $1,190,000 from the closing of the first tranche.

As of December 31, 2008, the Company had issued an additional $1,038,000 principal amount of the Debentures and received net proceeds of $865,000 related to the second tranche of the private placement per the same terms as the first tranche as described herein.

In connection with the private placement, the first tranche investors also received warrants (the “Warrants”) to purchase up to 1,526,874 shares of the Company’s common stock, which Warrants terminate on March 5, 2013 (the “Termination Date”) and as of December 31, 2008, the second tranche investors also received warrants to purchase up to 1,056,600 shares of the Company’s common stock each with a term of five years and an exercise price of $1.20 per share. If at any time after the earlier of (i) the one year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant shares by the holder at the point at which the holder desires to exercise the Warrant, then the Warrants may also be exercised at such time by means of a cashless exercise.

5.	SENIOR SECURED ORIGINAL DISCOUNT CONVERTIBLE DEBENTURE (continued)

On the Termination Date, the Warrants shall be automatically exercised via cashless exercise. If the Company issues additional warrants at a price that is less than the exercise price of the Warrants, then the exercise price of the Warrants will be reduced to such price.

In connection with the private placement, the Company issued to the investors an additional investment right (the “AIRs”) for 270 days from the issuance of each debenture, $1,500,000 of which have expired.  Pursuant to the AIRs, each investor has the right to purchase up to an additional principal amount of Debentures equal to such investor's principal amount of the Debentures and Warrants pursuant to the Purchase Agreement, along with additional Warrants to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares issuable upon conversion of the additional Debentures so purchased by the investor.

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

The gross proceeds related to the first tranche of the private placement of $1,500,000 were recorded net of a discount of $1,500,000.  The debt discount consisted of $250,000 related to the original issue discount and $576,000 related to the allocated fair value of the warrants and the remaining $674,000 relates to the beneficial conversion feature of the note.  The debt discount is charged to interest expense ratably over the life of the loan.  During the nine months ended December 31, 2008, the Company amortized $565,068 of debt discount related to the first tranche of the private placement. The gross proceeds related to the second tranche of the private placement, as of December 31, 2008, of $1,038,000 were recorded net of a discount of $998,561.  The debt discount consisted of $173,000 related to the original issue discount and $397,997 related to the allocated fair value of the warrants and $427,564 relates to the beneficial conversion feature of the note.  During the nine months ended December 31, 2008, the Company amortized $231,852 of debt discount related to the second tranche of the private placement. The debt discount will be charged to interest expense ratably over the life of the loan.

In the event that the Company fails to satisfy the Corporate Milestone, as defined in the Purchase Agreement, on or before the date the Company is required to file its Form 10-K for the period ending March 31, 2009 (the “March 2009 10-K”), then the Company shall issue each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 500,000 shares of the Company’s common stock.  The Additional Warrants shall be in the same form as the Warrants described above, shall have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. For purposes of determining whether or not the Company has satisfied the Corporate Milestone, the Company and the Purchasers shall rely on information in the Company’s filings with the Commission.  In the event the Company fails to file the March 2009 10-K on or before the last date such form is required to be filed with financial and other information for the applicable periods evidencing satisfaction of the Corporate Milestone, the Company shall irrevocably be deemed to have failed to achieve the Corporate Milestone.  The Company has accrued $126,900 as of December 31, 2008 in anticipation of not meeting the Corporate Milestone.

During the nine months ended December 31, 2008, the Company granted warrants to purchase 45,000 shares of common stock exercisable at $1.20 per share for a term of five years, valued at $31,500, to a placement agent related to the first tranche of the above financing.

6.	NOTES PAYABLE

Notes payable consist of the following:

		As of
		December 31, 2008
		(unaudited)	March 31, 2008

Current:
Notes Payable - Delis - related party	[a]	$200,000	$200,000
Notes Payable - various	[b]	401,250	452,000
		$601,250	$652,000

Less: Debt Discount		-	(58,179)
Total Current Notes Payable		$601,250	$593,821
Long-term:
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party	[c]	250,000	250,000
Senior Subordinated Notes Payable	[d]	250,000	250,000
		$500,000	$500,000

Less: Debt Discount		(65,154)	(99,677)
Total Long-term Notes Payable		$434,846	$400,323

[a] On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, if the Company does not repay the note by the maturity date, it will issue an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is negotiating an  extension or conversion to shares of common stock that would supersede such extension agreement subject approval from the majority of the secured debenture holders. There can be no assurance that it will be able to obtain such an extension or approval from the majority of the debenture holders.  This note is secured by a second lien on all of the assets of the Company.  The Company accrued $22,356 and paid $22,603 of interest related to this note during the nine months ended December 31, 2008.

[b] These Units generally consisted of (i) a promissory note bearing interest generally at 10% per annum, (ii) a share of the Company’s common stock and (iii) three or five-year warrant to purchase shares of common stock at an exercise price between $1.00 and $2.00 per share.  The total principal amount of these notes is $401,250 and represents eight notes which are all in default as of the date of this filing.

At December 31, 2008, $185,360 of interest has accrued on these notes in default. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the Unit, as a penalty until the repayment of the notes in full. The Company accrued $58,308 of interest and granted 67,500 penalty warrants, valued at $25,425 related to such notes during the nine months ended December 31, 2008. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c] An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000.  This new note is subordinated to the Debentures described in Note 5 above.  The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896. For the nine months ended December 31, 2008, the Company accrued $18,630 of interest due on this note.

6.	NOTES PAYABLE (continued)

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

During the three months ended December 31, 2008, the Company issued 25,002 shares of restricted common stock valued at $8,751 associated with consulting agreements for investor relations and financial advisor services.

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

During the three months ended December 31, 2008, the Company granted 22,500 warrants valued at $4,500 as penalty warrants for notes in default and 99,999 warrants valued at $26,666 to two entities for investor relations and financial advisor services.  The weighted average exercise price of the warrants granted during the period was $1.16 per share.  These warrants are immediately exercisable for three to five year terms from their respective dates of issuance.

Net Loss Per Share

Securities that could potentially dilute basic earnings per share (EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	As of
	December 31. 2008
	(unaudited)	March 31, 2008

Warrants to purchase common stock	6,245,172	5,044,574
Convertible notes payable	2,583,474	1,526,874

Total	8,828,646	6,571,448

8.	COMMITMENTS AND CONTINGENCIES

[a]
Legal Proceedings.  On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share and where the Company will pay legal fees of approximately $12,000 to plaintiff.  The settlement documentation is currently being reviewed and will be finalized shortly.

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

On December 18, 2008 Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based on a promissory note and seeks a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996.04. The Company has retained Arizona counsel to defend the case and believes the claims to be without merit.  The Company’s investigation of the claims is ongoing.  The Company plans to vigorously defend against the claim and pursue all available defenses.

8.       COMMITMENTS AND CONTINGENCIES (continued)

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

During the nine months ended December 31, 2008, the Company issued 200,004 shares of restricted shares of common stock and warrants to purchase 199,998 shares of common stock at an exercise price of $1.20 per share, per the terms of the contracts described above.

8.        COMMITMENTS AND CONTINGENCIES (continued)

[d]
Other.  The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $676,000 as accrued compensation that was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $676,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees.  Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

9.	MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]   Major Customers

During the three months ended December 31, 2008, three customers comprised approximately 47%, 13% and 10% of the Company’s sales.  During the three months ended December 31, 2007, two customers comprised 68% and 11% of the Company’s sales.

During the nine months ended December 31, 2008, one customer comprised approximately 64% of the Company’s sales.  During the nine months ended December 31, 2007, one customer comprised 59% of the Company’s sales.

[b]   Foreign Revenue

The Company generated approximately $54,000 and $136,000 of revenue from the sale of its products and services to foreign customers during the nine months ended December 31, 2008 and 2007, respectively.

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

During January 2009, the Company granted 8,334 shares of restricted common stock and issued five-year warrants to purchase 33,333 shares of common stock at $1.20 per share to two financial consultants for investor relations and advisory services per the terms of their respective contracts.

On January 7, 2009, the Company borrowed $110,000 from one of its secured debenture holders due on February 5, 2009 bearing interest at the rate of 17.9% annually.  The Company received net proceeds of $85,000 after payment of fees and expenses related to this short-term bridge loan.  The loan has been personally guaranteed by Geoffrey Talbot, Statmon CEO. The Company has received a default notice from the lender as the note was not repaid on the due date. The company intends to repay this obligation from internally generated cash flow or borrowings.

10.	SUBSEQUENT EVENTS (continued)

On January 1, 2009, Kevin Harris resigned as our chief operating officer. Mr. Harris's resignation was not as the result of a disagreement with Statmon Technologies Corp. on any matter relating to its operations, policies or practices. Mr. Harris will continue to provide consulting services to us upon terms and conditions agreed upon by Mr. Harris and the Company through February 15, 2009. Mr. Harris will be paid $12,000 for financial consulting services in relation to the filing of the Company's fourth quarter disclosure documents and related activities, payable semi-monthly through February 15, 2009. Beginning February 16, 2009, Mr. Harris will receive $3,000 per month to assist as needed until the Company has retained a chief financial officer. In addition, Mr. Harris' medical and dental coverage will continue through February 28, 2009 as well as the payment of incidentals. Mr. Harris' warrants with the Company have been amended to include a favored nation clause.

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

Under our agreement with MediaFLO, we are licensing our Axess software and supplying interface components for the MediaFLO San Diego Network Operation Center and the national rollout of wireless transmission sites.  Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us.  From September 7, 2006 to January 31, 2009, Qualcomm and/or MediaFLO had jointly issued us purchase orders totaling $5,817,619.  As of December 31, 2008 we have delivered $5,730,619 of the products pursuant to these purchase orders and anticipate delivering the balance of outstanding purchase orders during the three months ended March 31, 2009.  The MediaFLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for a term of three years.  The number of MediaFLO sites is expected to increase as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

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

The impact of the current economic conditions is expected to slow down the implementation of our customers infrastructure projects, however, we expect the capital expenditure portions to continue on a slower than originally expected pace. In addition, we expect certain projects to move forward ahead of schedule as some operators reduce overheads and implement the Statmon Platform to more fully automate and centralize unmanned operations. As such, we believe the wireless and infrastructure markets will experience sustained growth both in the short term as well as over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels plus our two-year involvement with wireless technology leader Qualcomm places us in a credible position to satisfy the operational needs of the mainstream telecommunications, wireless and infrastructure providers for RF and content delivery, as well as overall communications network and remote site management and control.

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

For the Three Months Ended December 31, 2008 and 2007

Results From Operations

Revenues - Revenues were $444,933 and $730,960 for the three months ended December 31, 2008 and 2007, respectively. The decrease in revenues of approximately $286,000 is primarily due to decreased revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's recently expanded 1,000+ high-powered wireless transmission sites and San Diego Network Operation Center.  Generally, the Company has experienced reduced sales due to the current condition of the global economy.

Cost of Sales - Cost of sales were $78,122 and $142,687 for the three months ended December 31, 2008 and 2007, respectively. Overall gross profit percentage of 82% remained within 2% of the comparable prior year period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,046,743 and $1,086,742 for the three months ended December 31, 2008 and 2007, respectively, a decrease of approximately $40,000.  The decrease in selling, general and administrative expenses is primarily attributed to decreased spending on marketing and travel and entertainment expenses.

Other Expense - Other Expense was $629,149 and $1,132,515 for the three months ended December 31, 2008 and 2007, respectively.  The decrease of approximately $500,000 can be attributed to a decrease in common stock and warrants issued in association with debt of approximately $734,000 related to the issuance of a decreased number of penalty warrants and penalty shares associated with delinquent notes due to the exchange of debt for equity in February 2008, described in the Company’s Form 10-KSB for the fiscal year ended March 31, 2008, a decrease in amortization of deferred financing costs of approximately $39,000 related to new debt, offset by an increase in interest expense of approximately $5,000 primarily related to the accrual for the one time penalty issuance of warrants related to the Corporate Milestone provisions of the Company’s Original Issue Discount Senior Secured Convertible Debentures and a decreased amount of debt in default and an increase in the amortization of debt discount of approximately $265,000 due to an increase in the amount of new long-term debt during the most recent periods.

Net Income/(Loss) - As a result of the above, for the three months ended December 31, 2008, the Company recorded a net loss of $1,309,081, compared to a net loss of $1,630,984 for the same period the previous year.

For the Nine Months Ended December 31, 2008 and 2007

Results From Operations

Revenues - Revenues were $2,496,291 and $2,372,190 for the nine months ended December 31, 2008 and 2007, respectively. The increase in revenues of approximately $124,000 is primarily due to increased revenues associated with the fulfillment of the purchase orders received from MediaFLO related to the national rollout of MediaFLO's 1,000+ high-powered wireless transmission sites and San Diego Network Operation Center, offset by a decrease in revenue generated from foreign customers and an overall downturn in sales during the three months ended December 31, 2008 due to the condition of the global economy.

Cost of Sales - Cost of sales were $353,298 and $383,393 for the nine months ended December 31, 2008 and 2007, respectively. Overall gross profit percentage increased to 86% as compared to 84% in the comparable prior year period.   The increase is primarily related to an increase in hardware costs associated with the sale of the Company’s products offset by a decrease in third party sales commissions.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $3,390,505 and $3,432,255 for the nine months ended December 31, 2008 and 2007, respectively, a decrease of less than $42,000 primarily attributed to lower spending for marketing and travel related expenses.

Other Expense - Other Expense was $1,534,609 and $3,714,815 for the nine months ended December 31, 2008 and 2007, respectively.  The decrease of approximately $2,180,000 can be attributed to a decrease in common stock and warrants issued in association with debt of approximately $2,465,000 related to the issuance of a decreased number of penalty warrants and penalty shares associated with delinquent notes due to the exchange of debt for equity in February 2008, described in the Company’s Form 10-KSB for the fiscal year ended March 31, 2008, a decrease in amortization of deferred financing costs of approximately $128,000 related to new debt, a decrease in interest expense of approximately $162,000 related to a decreased amount of debt in default, offset by an increase in the amortization of debt discount of approximately $574,000 due to an increase in the amount of new long-term debt during the most recent periods.

Net Income/(Loss) - As a result of the above, for the nine months ended December 31, 2008, the Company recorded a net loss of $2,782,121, compared to a net loss of $5,158,273 for the same period the previous year.

Liquidity and Capital Resources

Cash balances totaled $1,345 as of December 31, 2008 compared to $87,517 at December 31, 2007.

The Company has financed its cash requirements primarily through operations, short-term and long-term borrowings. From September 2000 to March 31, 2008, the Company issued units primarily consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling approximately $6,500,000.  At December 31, 2008, the Company had $601,250 of short-term notes principal amount in default, $500,000 principal amount of long-term debt and $2,538,000 of long-term Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) outstanding.

Net cash used in operating activities was $730,253 and $424,948 for the nine months ended December 31, 2008 and 2007, respectively.  The use of cash in 2008 is the result of a net loss of approximately $2,782,000, partially offset by non-cash charges related to (i) depreciation of $44,666; (ii) common stock and warrants issued in association with debt of $25,425; (iii) common stock issued for interest of $17,646; (iv) amortization of debt discount of $889,623; (v) amortization of deferred financing costs of $367,768; (vi) an increase of $28,940 related to deferred rent expense; (vii) non-cash stock based compensation of $53,250; and a net increase in operating assets and liabilities of approximately $682,000. The cash used in 2007 is the result of a net loss of approximately $5,158,000, partially offset by non-cash charges of approximately $3,859,000 and a net change in operating assets and liabilities of approximately $874,000.

Net cash used in investing activities was $12,702 and $6,964 for the nine months ended December 31, 2008 and 2007, respectively.  The primary use of cash in 2008 related to computer and equipment purchases.

Net cash provided by financing activities was $671,224 and $432,371 for the nine months ended December 31, 2008 and 2007, respectively.  Net cash provided by financing activities in fiscal 2008 was the result of net proceeds of $865,000 related to the issuance of $1,038,000 principal amount of Debentures related to the second tranche of the Company’s private placement of such Debentures.  Financing costs of $143,026 were incurred related to the raise of capital for the Company. Net cash provided by financing activities in the nine months ended December 31, 2007 was the result of proceeds from issuance of $572,000 of units consisting of promissory notes of various terms bearing interest generally at 10% per annum, a share of the Company’s common stock and generally a three or five-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share.  Additional financing costs of $139,629 were incurred related to the ongoing efforts to raise capital for the Company.

Between April 1 and December 31, 2008, the Company received $865,000 of net proceeds related to the issuance of $1,038,000 principal amount of Debentures as part of the second tranche of its private placement of Debentures and issuance of five-year warrants to purchase an additional 1,056,600 shares of common stock at $1.20 per share. The Debentures are convertible into common stock at $0.9824 per share. The first tranche of $1,500,000 principal amount of the Debentures closed on March 5, 2008.  The Company anticipates closing a third tranche of the financing prior to March 31, 2009, although no assurance can be offered in this regard.

As of December 31, 2008, the Company had a working capital deficiency of approximately $2,851,000 including short-term notes payable and accrued interest of approximately $812,000 and long-term notes payable and accrued interest totaling approximately $1,325,000, net of applicable debt discount of approximately $1,713,000.

In order to continue its operations beyond April 2009, the Company will need to increase revenue and profit margins, decrease operating costs, repay or obtain extensions on its existing short-term debt and raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of Debentures.

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

Going Concern

The Company has incurred net losses of approximately $22,679,000 since inception, a substantial portion of which relates to the amortization of debt discount, the value of common stock and warrants issued in association with debt and other debt related charges.  As indicated above, the Company has a working capital deficiency of approximately $2,851,000, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-KSB for the year ended March 31, 2008, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.  Controls and Procedures.

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are designed to provide reasonable assurance and that the  disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 Based upon its evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded there is a significant deficiency with respect to its internal control over financial reporting as defined in Rule 13a-15(e). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The weakness identified by management relates to the lack of sufficient accounting resources.  We have only one full-time employee in our accounting department (Chief Operating Officer) to perform routine record keeping.  Consequently, our financial reporting function is limited.  Management believes this weakness is considered a significant deficiency and does not rise to the level of a material weakness due to the compensating supervisory controls as discussed below.

As of the end of the period covered by this report and to address the identified weakness, the Chief Executive Officer will routinely assist the Chief Operating Officer in reviewing the financial results for the period, review and approve significant transactions, review budget and actual operating results, and review the financial statements and disclosures thereon for completeness.  The Chief Executive Officer operates in a supervisory capacity to help compensate for the limited accounting personnel.  This added level of supervision helps ensure the financial statements and disclosures are accurate and complete.  This additional assistance was considered in concluding that our weakness in internal control is a significant deficiency.  This added level of supervision helps ensure the financial statements and disclosures are accurate and complete.

In order to correct this deficiency, the Company plans on hiring additional in-house full-time accounting personnel or will consider hiring an outside consultant, as needed, to ensure that management will have adequate resources in order to attain complete reporting of financial information on a timely manner and provide a further level of segregation of financial responsibilities as the Company continues to expand.

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

Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2008. Based on such evaluation, management has concluded that the disclosure controls and procedures were effective for their intended purpose described above. There were no changes to the internal controls during the quarter ended December 31, 2008 that have materially affected or that are reasonably likely to affect the internal controls.

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

[a]
On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share and where the Company will pay legal fees of approximately $12,000 to plaintiff.  The settlement documentation is currently being reviewed and will be finalized shortly.

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

[c]
On December 18, 2008 Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based on a promissory note and seeks a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996.04. The Company has retained Arizona counsel to defend the case and believes the claims to be without merit.  The Company’s investigation of the claims is ongoing.  The Company plans to vigorously defend against the claim and pursue all available defenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and December 31, 2008, the Company sold Units to investors as follows:

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

At December 31, 2008, $601,250 principal amount of short-term promissory notes are in default and $190,072 of interest had accrued on all outstanding short-term promissory notes as of such date.

The Company continues to be in default on:

•	A $132,000 promissory note issued in August 2005, accruing 25% penalty interest per annum with a total of $74,607 of interest accrued at December 31, 2008;

•	A $200,000 promissory note issued in April 2007, accruing 15% penalty interest per annum since October 25, 2007 with a total of $4,712 of interest accrued and unpaid at December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

(Not Applicable)

Item 5.	Other Information.

(Not Applicable)

Item 6.	Exhibits
(a)	Exhibits
	31.1	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
	31.2	Certificate of pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
	32.1	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
	32.2	Certificate of pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2009	/s/	Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.