Form 10-Q/A
period 2008-06-30
STATMON TECHNOLOGIES CORP
filed 2009-04-09
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value	23,765,804

EXPLANATORY NOTE

The Company has filed the attached Amendment No. 1 to Form 10-Q in response to an SEC Comment Letter dated January 30, 2009.

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

Based upon its evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded  there is a significant deficiency with respect to its internal control over financial reporting as defined in Rule 13a-15(e). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

The weakness identified by management relates to the lack of sufficient accounting resources.  We have only one full-time employee in our accounting department (Chief Operating Officer) to perform routine record keeping.  Consequently, our financial reporting function is limited.  Management believes this weakness is considered a significant deficiency and does not rise to the level of a material weakness due to the compensating supervisory controls as discussed below.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 8, 2009	By:	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.