Form 10-K/A
period 2008-03-31
STATMON TECHNOLOGIES CORP
filed 2009-04-10
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐  No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A as Amendment No. 1 to our Annual Report filed on Form 10-KSB for the fiscal year ended March 31, 2008, as originally filed with the Securities and Exchange Commission on July 14, 2008 (our “Report”), to amend Item  8A(T). – Controls and Procedures, which will be amended in response to comments made by the Staff of the Securities and Exchange Commission on January 30, 2009 in connection with its review of our Report.

This Amendment No. 1 to Form 10-K/A continues to speak as of the date of our Report and other than as specifically reflected in this Amendment No. 1 to Form 10-K/A does not reflect events occurring after the filing of our Report or modify or update any related disclosures.

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

ITEM 1.     EXHIBITS.

(a) Exhibits

Exhibit Description

2.1	Agreement and Plan of Reorganization (1)
3.1	Articles of Incorporation (2)
3.2	Articles of Amendment of Articles of Incorporation (3)
3.3	Amended and Restated Bylaws of the Company (6)
4.1	Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)
4.2	Form of Stock Certificate (6)
4.3	Form of Common Stock Purchase Warrant (exercisable at $5.00 per share) (6)
4.4	Form of Common Stock Purchase Warrant (exercisable at $2.00 per share) (6)
4.5	Form of Common Stock Purchase Warrant (exercisable at $1.00 per share) (6)
4.6	Form of Common Stock Purchase Warrant (exercisable at $1.50 per share) (8)
4.7	Form of Common Stock Purchase Warrant (exercisable at $1.25 per share) (8)
4.8	Form of Subscription Agreement for Exchange (10)
4.9	Form of Original Issue Discount Senior Secured Convertible Debenture (11)
4.10	Common Stock Purchase Warrant (11)
4.11	Form of Additional Investment Right (11)
10.1	Share Purchase Agreement (Sino Global Development Limited) (4)
10.2	Share Purchase Agreement (Systems & Technology Corp.) (4)
10.3	Share Purchase Agreement (Ace Capital Investment Limited) (4)
10.4	Share Purchase Agreement (Powerlink International Finance Inc.) (4)
10.5	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended. (6)
10.6	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended. (6)
10.7	Agreement for Purchase and Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended. (6)
10.8	Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)
10.9	Addendum to Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord (7)
10.10	Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc. (6)
10.11	Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited. (6)
10.12	Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest. (6)
10.13	Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest. (6)
10.14	Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)
10.15	Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc. (6)
10.16	Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000. (6)
10.17	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000. (6)
10.18	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields. (6)
10.19	Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to June 2007. (6)
10.20	Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC. (6)
10.21	Non-exclusive Reseller Agreement dated May 26, 2006 between Statmon Technologies Corp. and Harris Corporation (8)
10.22	Form of Senior Subordinated Promissory Note issued by Statmon Technologies Corp. to Dean Delis (8)
10.23	Form of Promissory Note issued by Statmon Technologies Corp. to Martin E. Jacobs (8)

10.24	Agreement for Purchase and Sale of Remote Monitoring Products, dated September 7, 2006 between Statmon Technologies Corp. and MediaFLO USA, Inc. (9)
10.25	Premises lease by and between Statmon Technologies Corp. as tenant and YPI Bannockburn, LLC as Landlord (9)
10.26	Securities Purchase Agreement dated March 5, 2008 (11)
10.27	Security Agreement dated March 5, 2008 (11)
10.28	Subsidiary Guarantee dated March 5, 2008 (11)
14.1	Code of Ethics (6)
14.2	Charter of Audit Committee (6)
14.3	Charter of Compensation Committee (9)
21.1	List of Subsidiaries of the Company (6)
24.1	Power of Attorney (12)
31.1	* Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
(1)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.
(2)	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.
(3)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.
(4)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.
(5)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.
(6)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on September 14, 2004.
(7)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2005.
(8)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2006.
(9)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2007.
(10)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on February 22, 2008.
(11)	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on March 7, 2008.
(12)	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2008.

(B) REPORTS ON FORM 8-K
-  Form 8-K filed on February 22, 2008
-  Form 8-K filed on March 7, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, registrant has caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STATMON TECHNOLOGIES CORP., a Nevada corporation

By:	/s/ Geoffrey P. Talbot
Geoffrey P. Talbot Chairman, CEO, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 8, 2009