Form 10-K
period 2009-03-31
STATMON TECHNOLOGIES CORP
filed 2009-08-19
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes  ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,318,615.

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 23,938,651.

Documents Incorporated by Reference:  None.

FORM 10-K
STATMON TECHNOLOGIES CORP.
March 31, 2009

TABLE OF CONTENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934.  Some of such statements involve substantial risks and uncertainties.  In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "plan," "project," "continue," "believe," "expect," "anticipate," "intend," "estimate" and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  Such statements involve known and unknown risks, uncertainties and situations that might cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements.  Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" in this Form 10-K, along with any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

ITEM 1.	BUSINESS

Company Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure management solution provider for the control and monitoring of remote site networks.  “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to reduce operating costs and optimize the performance of every remote site in the network.  A typical infrastructure network comprises a network operations center or master control center plus a network of remote transmission sites that incorporate a wide range of communications devices, facilities management and environmental control systems.

The Statmon Platform is designed to self-heal or pre-empt transmission failure by automating the integration of all the different devices and disparate technologies under a single umbrella control system and to facilitate manual corrective action at the network operations center or from any connected computer including a wireless device such as a laptop or Blackberry.  A tiered, severity level alarm system at every site, down to the individual device level, reports back to the network operations center logging automated adjustments or permitting manual adjustment or corrective action without a field technician having to physically travel to the remote site.  Any authorized operator can drill down through the Axess software screens to observe exactly what is taking place in real time with an individual device or system at a remote site and make further manual setting adjustments as required.

The optimization of network performance plus the preemption of failure eliminates or minimizes network or individual site downtime and the need for field technician visits.  Remote site transmission downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction.  Investment payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or hard costs of being “off the air” typically make the return of investment highly attractive.  For example, advertisers do not pay for commercials that do not go to air, or cell phone users cannot make phone calls, email, text or download video content when a base station or cell site is off the air.  On a geographical basis, the Statmon Platform significantly streamlines the network engineering, emergency remote site field trips and routine maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources.  For example, the ratio of the number of cell sites being managed per field technician can be improved by a meaningful amount.

The Statmon Platform also is able to facilitate “green” policies being increasingly implemented at various levels of corporate and governmental entities.  Reduced truck rolls and fuel savings alone can represent meaningful environmental improvement.

Architecturally designed as a universal “manager of technologies” application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a network operations center or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen.  In real time, a proactive alarm system reports to a network operations center or designated wireless device for appropriate attention or action.  Adjusting the HVAC, the health of the uninterrupted power supply, diesel generator and level of the generator fuel tank, as well as disaster recovery, emergency power management and redundancy, are all proactive management capabilities of the Statmon Platform.  The Statmon Platform will keep remote sites operating even when part or all of the network is down, automatically bringing the remote site back online when network operations are restored.

Telecommunications infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet the growing subscriber demand of services.  In developing countries, wireless networks provide an affordable alternative to the more expensive hardwire or landline infrastructure.  Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, wireless broadband and convergence of media delivery and additional data services for the wireless and IPTV fiber markets.  Cable systems are offering telecommunication and broadband services to their customers and upgrading their networks including deploying Statmon’s proprietary “Accurate” Local People Meter monitoring platform, which interfaces directly with Nielsen.  Statmon’s unique radio frequency background and know-how in the mainstream media broadcast industry places us in a strategic position to provide high-end solutions for the enhanced telecommunications networks offering video and enriched multimedia content.

The marketing and distribution of our products is primarily facilitated by third party sales channel partners, value added resellers, black label and original equipment manufacturer collaborations (“Channel Partners” or “Strategic Partners”).  Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force.  We have a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries.  The traditional network television market is undergoing a resurgence of activity and reformatting as the high definition television (“HD TV”), cable and satellite delivery systems realign their operating and business models, including offering additional digital channels that individually focus on high definition programming, continuous news coverage and weather reporting, sports and special interest coverage.  Leading network broadcast operations are being streamlined or rationalized with central casting, regional hubs and unmanned stations and remote site transmission operations.  The traditional radio markets are retrofitting to multi-band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

We successfully entered the telecom wireless infrastructure vertical market in September 2006 via a contract with the Qualcomm Incorporated (“Qualcomm”) wholly owned subsidiary, FLO TV  Incorporated, (“FLO TV”), previously known as MediaFLO USA Incorporated to deploy our Axess software and related integration products for the control and monitoring of their national mobile TV network rollout. This is reputedly the largest media distribution network of its type in the world based on the Qualcomm developed and owned MediaFLO™ and FLO™ global mobile entertainment platform, enabling broadcasting of high–quality video, audio, Clipcasting™ media and IP datacasting streams to mobile handsets. The “FLO™” multicast technology, is a comprehensive, end–to–end solution designed specifically to address the inherent challenges of distributing large volumes of high–quality mobile multimedia content to wireless cell phone and mobile device Telecom subscribers.

FLO TV is providing mobile TV and a multimedia platform (the “FLO Platform”) directly to the Verizon and AT&T cellular subscriber base.  From the FLO TV network operations center in San Diego, the Statmon Platform controls and manages all the remote sites throughout the USA to optimize the FLO Platform transmission performance and Verizon’s and AT&T’s mobile TV customer satisfaction.  We anticipate that the FLO TV mobile TV platform will be adopted by additional wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with FLO TV, we are licensing our Axess software and supplying interface components for the FLO TV San Diego Network Operation Center and the national rollout of wireless transmission sites.  Under such agreement, Qualcomm and/or FLO TV periodically issues purchase orders to us.  From September 7, 2006 to March 31, 2009, Qualcomm and/or MediaFLO has jointly purchased $6,000,019 from us.  Between April 1, 2009 and July 31, 2009 sales were $390,600, and we have received purchase orders for an additional $243,000 of product for delivery in the month of August 2009, of which $180,000 has been delivered to date.  Statmon products required for the FLO TV build plan through May 2010 is currently projected at $828,000.  The FLO TV agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for an initial term of three years with automatic extension provisions predicated on annual support contracts being current.  The total number of FLO TV remote sites is currently estimated to expand to 1,200 sites, although there is no guarantee that this will occur.  We also provide support and maintenance to FLO TV renewable on an annual basis which increases every quarter as new sites come online.

We have commenced penetrating and, upon receipt of adequate operating capital, intend to pursue rapid expansion into additional vertical markets, including the wireless telecommunications (cell phone), mobile TV, IPTV over fiber networks, microwave telecommunications, multimedia, gaming, building management, power grid and emergency power management, government infrastructure management, homeland security, military communications, surveillance and other markets where centrally controlled network management, embedded industrial systems and wide scale remote monitoring and control solutions are being implemented.

We believe our products have broad application in the wireless, landline and fiber segments of the broadcast and telecommunications industries providing network management, alarm monitoring and remote site control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements.  In developing countries, wireless infrastructure networks are being developed as viable alternatives to wired networks for internet, content delivery and communications. Economic remote site management is vital for viable carrier operations.

We expect the wireless and infrastructure markets to experience sustained growth over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services customers expect.  We believe that our background in the mainstream broadcast transmission industry at the highest HD digital TV and radio network levels, plus our three year involvement with wireless technology leader Qualcomm, places us in a position to satisfy the operational needs of the other mainstream telecommunications, wireless and infrastructure providers for radio frequency and content delivery, as well as overall communications network and remote site management and control.

Our past and current significant clients have  included Qualcomm Inc. - FLO TV; General Electric Company – NBC Universal & Telemundo Television Networks; CBS Corporation, Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications Inc.; Belo Corp. Television; Maryland Public Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company, Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include: InfraCell Inc., Harris Corporation, Pixelmetrix Corporation, Nautel Broadcast Technical Services, Ltd, Ireland and Sound Broadcast Services, Ltd.

Products and Services

Our technology is a sophisticated control panel, or "dashboard style" management tool kit, linking digital and analog control, monitoring and information generating elements on a wide scale or narrow channel basis.  We believe that pre-packaged, product-based solutions such as ours are replacing custom “in-house” software and integration services.  Our proprietary technology products offer bi-directional telemetry for remote control, automation, self-healing and monitoring of devices, systems and facilities in real time, which result in improved operating efficiencies, top line revenue protection, resource reallocation, headcount reductions and a greater return on investment.  We believe our technology adds value, including the ability to process and disseminate vast amounts of gathered information into real time management information, as well as predictive trends analyses and statutory compliance reporting packages.

Based on customer demand, and provided that we are able to obtain additional capital, we plan to launch monitoring services or partner with managed services operators where we oversee a client’s network operations center and network, as well as a “central server model solution”, which allows the data to reside at our partners’ or a Statmon facility.  Given current economic conditions, there is no guarantee that we will be able to obtain such additional financing, on terms acceptable to us or at all.  We believe that this offering will be attractive to customers who prefer outsourcing and paying for services as an ongoing operating expense rather than capital expenditure.  We believe managed services or out-sourcing models are gaining popularity in the market place.

We have established an operating history with several large, high-tech corporations, including Qualcomm, FLO TV, GE-NBC Universal, CBS, ABC, Belo, Cox Communications and Harris Corporation, where our products have been shown to be stable and reliable and we have a reputation for being highly responsive to customers’ needs.  Our products are scalable and are designed to offer substantially off-the-shelf solutions to assist customers achieve measurable improvements in their top line revenue generation, operating margins and more efficient asset management.  In the government sector, we believe that our products can be applied to make time critical institutional, defense and governmental infrastructure projects, such as first responder telecommunications, power and water management, Homeland Security and other civic projects achievable and affordable within capital budget and timeline constraints.

Strict asset management and infrastructure security have become an increasingly important priority since September 11, 2001, facilitating a worldwide review of the needs for real-time infrastructure network monitoring, automation and remote site management capabilities.  We believe that the prevailing environment presents a significant opportunity for us to incorporate appropriate features and functionality into our proven application software.  For example, the major television networks are automating the FCC required Emergency Alert System (EAS) alarm system with our software, as well as monitoring their mission-critical transmission, microwave links, studio and facilities management operations.  Localized EAS emergency broadcasting is expected to be integrated to the mobile TV and wireless markets.  The major cable television operators are moving towards consolidating their worldwide operations across seven continents to centralized master control operations which provide significant opportunities for the company and where we have unique radio frequency broadcast experience.

In the short term, we are focused on expanding into both the wireless and fiber communications infrastructure vertical markets.  For the foreseeable future, we intend to continue to adapt our proprietary software and integration technologies to provide real time monitoring and remote control capabilities across a wide range of network and infrastructure markets.  We interface front-end custom screens, protocols, embedded software and systems integration to industry specific analog and digital devices, sensors and different types of disparate systems.  We are aligned with strategic sales channel or distribution partners who have pre-existing clients and worldwide install bases.  Our products can also be employed as middleware and/or be part of complete end-to-end solutions with the major infrastructure vendors, such as Ericsson owned Tandberg, Motorola and many others.

Software

Axess

The Axess software application remotely monitors devices, networks and systems where automatic control and response is required.  With Axess, system operators and engineers can remotely manage outlying operations from a network operations center down to the individual device level and rely on the system’s automation capabilities, as well as alarm notification, root cause analysis and fault descriptions, triggered when situations exceed a predetermined range or parameter.  Axess can take immediate pre-programmed action on its own, such as operating a standby generator, monitoring the generator fuel supply, switching to a redundant system, segregating or resetting devices, running a control program, or disabling fault-causing issues.  Axess operates on a Windows platform, is scalable and can simultaneously monitor large numbers of remote sites, right down to the devices level of the network.

Roving

Roving is the Company’s "thin client" used for remote access from anywhere on the globe.  With a customizable graphical user interface, Roving allows the user to monitor, control and manage its network from anywhere.  Via Roving, network operators can connect remotely through the primary Axess point and manage the entire enterprise via this single portal.  Multiple clients can access the network simultaneously with no limitation. Display alarms and logs, import custom backgrounds, shapes and Adobe® Flash® objects to display and control your infrastructure with ease. Link multiple operator visual interface screens allowing levels of detail and granularity previously unknown in technology management applications.

Accurate

Accurate is the Company’s solution for monitoring Local People Meter data, as deployed in the Nielsen Media Research Local People Meter project across the U.S.  Accurate can interface directly with both the Norpak® Universal Reader, and the Nielsen Media Research's NACAT application.  Interpreting decoded data from these sources, Accurate can then alarm, notify, and log when discrepancies in Local People Meter data occur.  Accurate monitors four key components in the Local People Meter data:  final distributor system identification, final distributor date/time information, program system identification, and program data/time information.  Once an inaccuracy is detected, Accurate can activate audio and visual alarms, notify operators and management via email, text, or voice, and log the discrepancy from onset to resolution, thus providing a verifiable document to assist in data correction from Nielsen® Media Research.

Hardware

GPX & UIF-32 (Universal Interface Unit)

The GPX & UIF-32 is a universal interface designed to allow Axess to collect 32 channels of analog, logic type and control information.  The GPX & UIF-32 translates the General Purpose Input and Output channels into serial or TCP/Ethernet data streams for process by Axess.  The GPX & UIF-32 is a “passive” device, which means it simply relays information from devices, such as temperature sensors, door alarms and light switches.

UVM-6 (Universal Voltage Monitor)

The UVM-6 is a hardware interface that allows a host computer to accurately measure and monitor six different A.C. line voltage (mains) sources on a remote basis.

Key Features of Our Products

We have designed our proprietary software and hardware products with a number of key features to meet the needs of our customers in our various markets, including:

•	Operator friendly;

•	Minimization of field engineering travel requirements;

•	Ease of implementation, installation, maintenance, and upgrade;

•	Scalable and customizable;

•	Fully-secure, including highest government approved encryption;

•	Ability to integrate the monitoring and management of a wide range of protocols and disparate systems and devices throughout a network;

•	Low-cost, off-the-shelf hardware and software, utilizing the Windows operating system, used in conjunction with a standard personal computer, laptop, PDA, or other handheld computerized device;

•	Real-time remote access, self-healing, control and monitoring of diverse systems, intelligent and passive devices across the network;

•	Real-time digital data collection, aggregation and information management services;

•	Automation, time and motion efficiencies through remote-site monitoring, managing and remote control capabilities from any web-enabled location;

•	Network and device automation, redundancy and "fail-safe" problem solving;

•	Top line revenue protection and insurance against system down-time by self-healing, preemption and prevention rather than cure; and

•	Preventative maintenance opportunities based upon trend analysis of collected data.

Customers

Our past and current significant clients for our software and hardware products include Qualcomm/FLO TV; General Electric – NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Belo Corp.; Cox Communications; Australian Government owned “Air Services of Australia”; Tribune Company Television; and Univision Communications Television and Radio Network. Some of our sales channel and integration partners include: InfraCell, Harris Broadcast, Pixelmetrix, Sound Broadcast Services, Ltd., and Nautel Navigation.  These customers use our technology to manage their network and facilities to control, monitor, automate and manage transmission, audio, video and data.

The Company sold a substantial portion of its product and services to one customer during the years ended March 31, 2009 and 2008.  Sales to this customer were approximately 59% and 54% of total sales during the years ended March 31, 2009 and 2008, respectively.

Fiscal 2010 Goals

Our goals for fiscal 2010, provided that we are able to obtain sufficient capital, are to:

•
Continue to develop the Qualcomm/FLO TV relationship, working with CDMA Telecom carriers, both domestically and through international infrastructure partners, carrier user groups and individual operators;

•	Focus directly on GSM Telecom wireless carriers and infrastructure service providers for the sale of remote site management and control products and managed services including building management;

•	Collaborate with Nautel, Inc. and develop our exposure in the aviation navigation market, including the FAA and other air and sea navigational aid and beacon market opportunities;

•
Aggressively promote our software products, “Axess”, “rOVIng” and “Accurate” into the existing and expanding sales and distribution channels, including, InfraCell, Harris Broadcast, BTS, Pixelmetrix, Eddystone - Sound Broadcast Services, Ltd.;

•	Focus on high profile product positioning and increasing our public relations exposure in the media trade live television, magazine, internet and all identified infrastructure and technology markets;

•	Implement investor relations, internet and public market making programs to educate financial markets about us and to generate liquidity in our OTC Bulletin Board-listed common stock;

•	Expand our in-house sales engineering and channel business development team in the domestic and foreign markets;

•	Focus on the worldwide digital HD TV and radio transmitter retrofit cycle working with the transmitter, fiber and satellite hardware manufacturers and integrators;

•	Identify strategic vertical market collaboration opportunities in the aviation, shipping, energy, power management, military, government and corporate IT infrastructure markets;

•
Identify strategic infrastructure integrators and operators and complementary technologies for end-to-end solutions in the power supply, data center, wireless data delivery, embedded and sensor vertical markets.

Given current economic conditions, there is no guarantee that we will be able to obtain the required additional financing, on terms acceptable to us or at all, to fund the above-listed goals.

Infrastructure and Network Management

In the rapidly evolving mass communications industry, the major operators are deploying and upgrading wide-scale infrastructure and networks comprising command and control network operation centers, buildings, remote sites, wide selections of incompatible technologies, alarm systems, hardware and devices from different manufacturers with disparate connectivity and operating systems.  Management and control of these complex infrastructures require network-wide and local engineering systems and platforms.  In the event any element of a network or a remote site on the network is not functioning as designed, the primary functions may stop communicating or interacting per their intended purpose or per customer expectations of service.  In many cases, a failure on the network may also cause a domino negative impact across the entire network.

The communications infrastructure industry encompasses the traditional television and radio broadcasters and all forms of telecommunications, including landline telephone and data, fiber rings, satellite, internet, broadband, mobile phones, wireless devices  (lap tops or PDA’s), microwave data transmission, radio frequency for first responders, law enforcement, air and sea navigation and emergency services.  These networks typically have multiple remote sites, buildings and operations centers, plus network element operational issues which can be consolidated up to a single management system and central location.

When a commercial communications network is down (not on the air receiving or transmitting), there is typically a direct impact on the operators’ revenue generation, as well as on customer service and performance. Emergency engineering or resource reallocations to solve mission critical problems have a high cost factor, which can be significant in cases involving difficult to access or remote sites, such as on mountain tops, or locations in busy cities.  Many network or infrastructure operational failures are power or weather related and can be proactively avoided or minimized.

For example, a storm comes through an area where a site is located, a power line goes down, the uninterrupted power supply (uninterrupted power supply) initially takes the full power load for a short period, the standby generator is started provided the starter motor battery is charged and there is enough fuel in the generator tank.  This change of events can happen without the network operations center or monitoring entity knowing anything or little more than the site is down and not transmitting (off the air).  Operations at the site may remain stable until the generator runs out of fuel or the power comes back up and the site can switch back to the grid power.  Typically, an engineer would be dispatched to the site to handle the restoration of the site to a normal or healthy condition.  In the world today, there is a need for all the network elements and the health of remote sites to be managed and controlled all the way from the mission critical transmission technologies down to the individual periphery device and sensor level for all of the different technologies and equipment brands at the remote site and all layers comprising the network.  We believe the Statmon Platform addresses the emerging need for a highly flexible and universal manager of technologies in the multi-billion dollar infrastructure network industry.

Radio and Television Broadcasting Industry

Several significant rules issued by the Federal Communications Commission (FCC) of the United States in the late 1990’s opened opportunities for our products in the United States broadcast industry.  These changes included (i) radio and other broadcast stations are allowed to operate “unattended”, provided a reliable remote control system is installed, (ii) station owners are permitted to own multiple stations in a single marketplace and broadcast multiple call signals from the same physical location, and (iii) stations are required to transmit both HDTV and analog television signals until June 12, 2009.  Now that the HD TV switch over has taken place, broadcasters are consolidating and streamlining their digital transmission operations.  We believe that these evolving broadcast industry circumstances will continue to provide on-going opportunities for us, including the central server model and the co-location and outsourcing of monitoring, remote control and managed services.

Software Industry

With the solid benefits offered by a web-enabled system, we believe the majority of large enterprises will now transition their software to this architecture over the next decade.  In fact, many software vendors are rushing to develop new functionality that was previously cost-prohibitive under either client/server or mainframe systems.

As the software industry has evolved, so have the demands of enterprises purchasing software and integration services.  Enterprises have become more discriminating and more influential in dictating their terms to the software industry.  Enterprises increasingly want to buy from vendors who provide highly functional network based products within newer areas, such as remote asset and facilities management, system and device control and monitoring, supply chain and procurement, as well as in the bread-and-butter application areas, such as Enterprise Resource Planning.  Leading-edge, web-based architecture is also coming to be seen as an essential need for operations.  Moreover, companies are beginning to expect software vendors to bear an increased portion of the integration burden by developing out-of-the box connectors to common applications and devices.

Business Strategy - Potential New Vertical Markets

Provided that we are able to raise sufficient capital, we plan to continue to launch our products into an expanding range of vertical markets within the communications and infrastructure markets for a range of industries including sports arena and building management, microwave networks, power management, energy, environmental, municipal, Homeland Security, defense and governmental markets.  Given current economic conditions, there is no guarantee that we will be able to obtain such additional financing, on terms acceptable to us or at all.  We are also seeking out consumer industry partners where we believe there are significant opportunities in the smart house, boating and sporting markets.

Any number of remote sites and devices can be networked and fully integrated for network operations center control, multiple site automation, alarmed monitoring, management, remote control and/or the aggregation of real time information.  Our core products are designed to be universal, robust and economically adaptable to a multitude of vertical markets.  The same core technology is used across on markets.  We are focused on the ongoing development of our products in consultation with our major clients and sales channel partner relationships.  We intend to increase the number of Channel Partners with the objective of penetrating new markets where we do not have a presence and to enhance the perception of our ability to perform on major contracts.

Statmon’s validation by technology industry leader Qualcomm, as well as the major broadcasters including NBC Universal, CBS, ABC and others, has permitted us to demonstrate the powerful functions, capabilities and stability of our core technology platforms.  The current version of our proprietary software is designed to provide a low cost, non-customized solution to allow customers to monitor their networks in real time, in digital or analog mode, many different varieties and numbers of sites, systems and remote devices.  Our goal in this regard is to market our software as a universal, cross-industry, cross-application, enterprise, end-to-end or middleware solution that can demonstrate the same cost-saving efficiencies and fail-safe automation in a wide range of applications and markets as we currently do in the traditional broadcast, telecom - mobile TV and navigation aid industries.

Our business model and product strategy is to directly promote and license our proprietary products to all levels of communications infrastructure and media broadcasters, as well as value-added resellers and original equipment manufacturer partners such as InfraCell (Ericsson partner), Pixelmetrix and Harris Broadcast.  We also intend to collaborate with equipment suppliers, infrastructure contractors and systems integrators like Ericsson -Tandberg and Motorola for Joint Venture, Strategic Alliance, and/or Private Label/original equipment manufacturer distribution across the virtually unlimited range of vertical markets.  We believe that collaboration with powerful strategic partners will identify solution opportunities utilizing our products for monitoring, self-healing, automated asset management and/or remote control of technical operations, including the aggregation of data.

Our objective is to be perceived in the market as a leading remote site and facilities management, remote control, monitoring and universal network solution provider with affordable economics.  We provide our new customers with extensive training in our technology and its functionalities and provide materials and customer support for the on-going maintenance, monitoring and use of our products.  We also provide high levels of support through our Channel Partners, so that our products and applications can achieve greater distribution and customer satisfaction.

We are identifying domestic and foreign partners and proceeding with our evaluation and development of a number of additional vertical markets, including the following:

•	Wireless and Fiber Infrastructure and Communications;

•	In-Building & Sports Arena Radio Frequency and Security Management;

•	First Responder, Emergency Services, Government and Military;

•	Energy Industry;

•	Wireless and Microwave Tower Network Management;

•	Homeland Security - Remote Control, Monitoring and Surveillance; and

•	Infrastructure - Remote Control, Monitoring and Data Aggregation.

Examples of our capabilities within these potential new markets include network operations centers and wireless multicasting transmission networks for mobile TV, microwave telecommunications networks for first responders, infrastructure,  redundant power supply, remote site equipment and devices and other similar proactive real time control and management applications.

Competition

The management and control of sophisticated Network Operation Centers and the individual monitoring and remote control of remote sites, individual devices and disparate software systems, is becoming a more diverse and competitive market. Companies such as Ericsson, IBM, Cysco, Hewlet Packard and Computer Associates offer various remote site, telemetry and network element solutions. Major hardware manufacturers offer a variety of network management, device management and control systems primarily to control their proprietary hardware and control systems.  All the above-mentioned companies have greater resources than Statmon.

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

As marketing funds allow, we plan to attend various symposiums for vendors, including national, state and local government conferences and symposiums, and to publicize our products and services in various trade journals, including security companies, contractors and the transportation industry.  We will, however, place emphasis on our partnering model, in which we will market to companies that have existing installed bases with product offerings where we are able to provide value-added products and services.  We may structure these relationships through original equipment manufacturer license agreements, joint ventures, partnerships and similar arrangements.

In order to fully maximize the potential of our technology and proprietary knowledge we will need to enlist the greater resources of Strategic Partners and distributors.  These relationships will enable us to further penetrate our existing markets, as well as to enable us to penetrate markets where we do not have a presence.  Licensing our products for private or black label/original equipment manufacturer distribution will allow us to broaden our revenue base on a marginal cost basis.  We are actively seeking appropriate alliances and partnerships with entities in wireless, mobile TV, telecommunications, energy, power management, building and security management, environmental, government infrastructure, defense and other strategic emerging markets. Furthermore, we are pursuing domestic and international software distributors that service the computer network and web server management markets.

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

Research and Development

Our research and development efforts are focused on constantly expanding the functionality and performance of our core software products and services.  We obtain extensive product development input from our customers and potential customers and monitor our customers' evolving needs and changes in the marketplace.  We believe our success will depend, in part, on our ability to develop and produce new software features, functionality and enhancements to our existing platform and products.  We have made investments and continue to invest in research and development.  Our research and development expenditures were approximately $1,469,000 in fiscal 2009 and $1,280,000 in fiscal 2008.  If we are unable to develop new enhancements to our existing products on a timely basis, or if our new enhancements fail to achieve market acceptance, our business, prospects and results of operation will suffer.

Sources and Availability of Materials

We outsource the design and assembly of all of our specialized interface hardware products to manufacturers in the USA and Canada.  All of the components of our hardware products are off-the-shelf items that we can obtain from multiple sources, except for our printed circuit boards, which would need to be manufactured according to our design specifications.  Our current third-party manufacturers have assured us that they have additional capacity through its own outsourcing contacts if our volume grows beyond its capacity or it is otherwise unable to perform.  In addition, if needed, we believe that we could obtain alternative third-party manufacturers within a short period.

Patents, Trademarks, Copyrights and Licenses

We have designed our software products for use with personal computers and devices running in the Microsoft Windows operating environment.  We rely on internally developed computer code, new technologies and know-how to help us protect our intellectual property.  In addition, we regard our technology as proprietary and attempt to protect it by implementing security password codes and high-end encryption and by seeking patents, copyrights or trademarks, where appropriate, and by invoking trade secret laws and confidentiality and non-disclosure agreements.

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

Our Employees

As of July 31, 2009, we had fifteen full-time employees, of which two were engaged in sales, marketing and sales channel development; five were engaged in technical support and training; five were engaged in software development and engineering; and three were engaged in management, administration, finance and operations.  None of our employees are covered by any collective bargaining agreement.  We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

ITEM 1A. RISK FACTORS

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

We have a Limited Operating History.

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

We Have a History of Net Losses and May Never Achieve or Maintain Profitability.

We have a history of incurring losses from operations.  At March 31, 2009, we had an accumulated deficit of approximately $23,943,898.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, attempt to develop new market verticals, and continue to develop our technology, products and services.  These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities.  Such costs and expenses could prevent us from achieving or maintaining profitability in future periods.

Our Auditors Have Expressed a Going Concern Opinion.

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

Our Business is Concentrated in One Customer.

In fiscal 2009 and 2008, FLOTV accounted for approximately 59% and 54% of our revenues, respectively.  We expect the volume of our revenues derived from FLOTV and its affiliates to grow in fiscal 2010 and the percentage to continue to decrease as overall revenues and non-FLOTV revenues increase. A loss of all or a substantial portion of this business would have a material adverse effect on our business, results of operations and financial condition

We have Future Capital Needs and it is Uncertain Whether We Will be able to Obtain Future Additional Financing.

We anticipate that our available funds and resources, including product sales, will not be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months.  The Company is attempting raise up to an additional $1,136,000 capital as part of its secured convertible debenture offering.  We will need to raise additional funds in the future in order to repay our existing indebtedness if we are not able to extend the maturity dates of our notes, as well as to pursue new market verticals, develop new or enhanced products, respond to competitive pressures and acquire complementary businesses or technologies.  If we raise additional funds through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders.  There can be no assurance that we can obtain additional financing or obtain it on terms favorable to us.  If adequate funds are not available or not available on acceptable terms, we may not be able to continue as a going concern, and may be forced to cease business operations, sell assets and /or seek protection under applicable bankruptcy laws, let alone to fund our expansion into new market verticals, promote our products as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operation and financial condition.

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

Undetected Errors or Failures in Our Software Could Result in Loss or Delay in the Market Acceptance of Our Product, Lost Sales or Costly Litigation

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

The Broadcast Industry is Resistant to Change.

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

We Continue to Experience Fluctuations in our Quarterly Operating Results.

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

Failure to Manage Growth Will Adversely Affect our Operations.

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

Our Technology is Dependent on Microsoft Windows.

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

Loss of Key Personnel Could Harm Our Business.

Given the early stage of development of our business, we depend highly on the performance and efforts of our CEO, Geoffrey Talbot, our CTO, Peter Upfold, our EVP of Programming, Nigel Brownett, and the Board of Directors. If we lose the service of any member of our management team or other key personnel, our business prospects will be materially and adversely impacted.

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

Risks Related To Our Securities

Our Common Stock may become ineligible for quotation on the OTC Bulletin Board as a result of our failure to file our periodic reports under the Exchange Act of 1934 with the Securities and Exchange Commission in a timely manner

On November 16, 2005, the Securities and Exchange Commission (“SEC”) approved a change to NASD Rule 6530 providing that if an issuer with securities quoted by a NASD member on the OTC bulletin board is cited for delinquent filing of its periodic reports under the Exchange Act of 1934 with the SEC three times in a 24 month period or is removed from such quotation for failure to timely make such filings three times in a 24 month period then the securities of such issuer will be ineligible for quotation by a NASD member on the OTC bulletin board.  If an issuer becomes ineligible to be so quoted, such issuer would not become eligible for quotation on the OTC board  until it has filed such periodic reports for one year in a timely manner.

The Company has been late in one of its filings with the SEC in 2009, of which the December 31, 2008 10-Q filing was late.  Accordingly, the Company may be ineligible for quotation by a NASD member if it is delinquent two more times in its periodic filings with the SEC during the applicable 24-month period.  The Company is currently late on its filing of this 10-K.  The Company has requested a hearing with the NASD to see if the Company can continue to be listed as an NASD member.  If the Company is not successful at the hearing, the Company will be listed on the “pink sheets.”

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

Control by Certain Stockholders.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of our common stock to be sold in the secondary market.

Our directors and executive officers and affiliates beneficially own approximately 21.3% of our outstanding shares of common stock and approximately 15.6% of all securities on a fully-diluted basis.  If these stockholders act as a group, they will have effective control of all matters requiring stockholder approval, including the election of Directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

Absence of Dividends.

We do not anticipate paying any cash dividends in the foreseeable future. See "Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

ITEM 2.	PROPERTIES.

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

[a]
On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share and where the Company will pay legal fees of approximately $12,000 to plaintiff.  The settlement documentation is currently being reviewed and will be finalized shortly. This obligation is recorded as Accounts Payable during the year ended March 31, 2009.

[b]
On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff demanded payment of additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. The Company has settled the matter and as of June 30, 2008 accrued a payment due on or before July 7, 2008 of $89,683 as final settlement of all past and future amounts due to said party.  On July 1, 2008 all amounts related to this settlement have been paid and the matter has been dismissed

[c]
On December 18, 2008,  Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based on demanding payment on a promissory note in default and was seeking immediate payment of a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was to be paid in 24 equal payments of $12,183 beginning June 1, 2009. The Company is in default of the payment plan. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,500 based on a Black-Scholes model. This matter has been finalized and the first payment made on May 18, 2009.

Other

[d]
The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service.  As of March 31, 2009, unpaid payroll taxes total approximately $416,000 and related penalties and interest approximated $78,000 computed through March 31, 2009.  These liabilities have been recorded as accrued payroll and selling, general and administrative expenses at March 31, 2009. The Company expects to pay these delinquent payroll tax liabilities as soon as possible.  The final amount due will be subject to negotiations with the Internal Revenue Service.

[e]
The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $720,000 as accrued compensation which was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $720,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported. Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees.  Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended March 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

The Company’s common stock, par value $0.01 per share (the “Common Stock”), is currently quoted on the OTC Bulletin Board under the symbol “STCA.OB”. The high/low closing prices of the Company’s common stock were as follows for the periods below, as reported on www.finance.yahoo.com.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid
Fiscal Year Ended March 31, 2009
4th Quarter	0.52	0.13
3rd Quarter	0.48	0.25
2nd Quarter	1.04	0.49
1st Quarter	1.43	0.53

Fiscal Year Ended March 31, 2008
4th Quarter	1.15	0.86
3rd Quarter	1.16	0.91
2nd Quarter	1.59	0.79
1st Quarter	1.75	0.92

As of July 31, 2009, we had approximately 1,691 shareholders of record for our common stock.

The Company has been late in one of its filings with the SEC in 2009, of which the December 31, 2008 10-Q filing was late.  Accordingly, the Company may be ineligible for quotation by a NASD member if it is delinquent two more times in its periodic filings with the SEC during the applicable 24-month period.  The Company is currently late on its filing of this 10-K.  The Company has requested a hearing with the NASD to see if the Company can continue to be listed as an NASD member.  If the Company is not successful at the hearing, the Company will be listed on the “pink sheets.”

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

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year end March 31, 2009.  All sales were made to “accredited investors” as such term as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Act").  All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering.  Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuance of stock and warrants in relation to new debt:

•
In June 2008, the Company issued a $100,000 principal amount promissory note bearing no interest and due seven days from the date of issuance as a short-term bridge loan to be repaid from the net proceeds of the second tranche of the private placement of Debentures. The Company issued 5,000 shares of restricted common stock related to this note. This note was repaid in full on June 25, 2008.

•
In the first and second quarters of fiscal year 2009, the Company issued an additional $1,038,000 principal amount of the Debentures and received net proceeds of $865,000 related to the second tranche of the private placement of such Debentures. In connection with the Debentures, the Company issued five-year warrants to purchase 1,056,600 shares of common stock at $1.20 per share. The Debentures are convertible into common stock at $0.9824 per share.

Other issuances of stock and warrants:

•
During the year ended March 31, 2009, the Company issued 200,004 shares of restricted common stock valued at $188,753 associated with consulting agreements for investor relations and financial advisor services, 5,000 shares of restricted common stock valued at $5,500 associated with a short-term bridge loan that was repaid and 22,917 shares of restricted stock valued at $12,146 in lieu of cash interest payments related to the Senior Subordinated Notes Payable. All of the stock issuances were valued based on the closing price of the stock at grant date.

•
In April 2008, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 to one employee during the year ended March 31, 2009. The warrants were valued at $68,000 using a Black-Scholes model and will be expensed based on the vesting terms.

•
During the year ended March 31, 2009, the Company granted warrants to purchase 183,331 shares of common stock, valued at $91,166 based on a Black-Scholes model, at an exercise price of $1.20 with a term of five years for financial services and commissions related to the Tranche I financing.

•
During the year ended March 31, 2009, the Company granted 90,000 penalty warrants, valued at $33,750 based on a Black-Scholes model, related to delinquent notes payable per the terms of the note agreement.

•
Subsequent to year-end, the Company has issued 400,000 shares of penalty warrants to the debenture holders in tranche one related to this penalty.  The fair value of these warrants is $80,000 based on a Black Scholes model.  The Company also expects to issue 230,667 penalty warrants to the debenture holders in Tranche two in anticipation of not meeting the revenue minimums in the tranche II purchase agreement.  The Company has recorded the expected Black Scholes fair value of $44,743 in relation to the expected issuance of Tranche II penalty warrants.  These warrants are considered issuable at March 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

OVERVIEW

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast, building management and navigation aid transmission networks to optimize operations and ensure they remain healthy and fully operational 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites that incorporate a wide range of communication devices, building, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single umbrella control system and permit manual corrective action at the network operations center or from any connected computer including a wireless device such as a laptop or Blackberry. A tiered severity level alarm system at every site, down to the device level, reports back to the network operations center logging automated adjustments or permitting manual adjustment or corrective action without a field technician having to physically travel to  the network operations center facility or remote site.  Any authorized operator can drill down through the Axess software screens to observe exactly what is taking place with an individual device or system at a remote site and make further adjustments as required.

The optimization of network performance and the preemption of failure eliminates or minimizes network or individual site malfunction or downtime. Transmission downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction.  Investment payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or costs of being “off the air” typically make the return of investment (“ROI”) highly attractive.  Advertisers do not pay for commercials that do not go to air and cell phone users cannot make calls or download video when a base station or cell site is off the air. Geographically, the Statmon Platform streamlines the network engineering and remote site field trips and maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources.  The Statmon Platform can dramatically facilitate the “Go Green” policies being implemented by all levels of corporate and government entities.   Architecturally designed as a universal “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a network operations center or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen.  In real time, a proactive alarm system reports to a network operations center or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management,  and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote back on line when network operations are restored.

Telecommunications infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet the growing subscriber demand for communication services.  In developing countries, wireless networks provide an affordable alternative to the more expensive hardwire or landline infrastructure.  Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid traffic increase, wireless broadband and convergence of digital media delivery and additional data services for the wireless and IPTV fiber markets. Cable systems are offering telecommunication and broadband services to their customers and upgrading their networks including deploying Statmon’s proprietary “Accurate” Local People Meter monitoring platform which interfaces with directly with Nielsen. Statmon’s unique radio frequency background and know how in the mainstream media broadcast industry places us in a strategic position to provide high end solutions for the enhanced telecommunications networks offering video and enriched multimedia content.

The marketing and distribution of our products is primarily facilitated by third party sales channel partners, value-added resellers, black label and original equipment manufacturer collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force.  We have a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional network television market is undergoing a resurgence of activity and reformatting as the digital and high definition (“HD”) television, cable and satellite delivery systems realign their operating and business models post the analog switch off including offering additional digital channels that individually focus on HD programming, continuous news coverage and weather reporting, sports and special interest coverage. Leading network broadcast operations are being streamlined or rationalized with central casting, regional hubs and stations and unmanned remote site transmission operations. The traditional radio markets are retrofitting to multi band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

We successfully entered the telecom wireless infrastructure vertical market via a contract with the Qualcomm wholly owned subsidiary, FLO TV to deploy our Axess software and related integration products for the control and monitoring of their national mobile TV network rollout. This is the largest transmission network of its type in the world based on the Qualcomm developed “FLO” encoding and compression technology for multiple channels of live TV and multimedia content directly to cell phone and mobile wireless devices.

At this point, FLO TV is providing the “FLO” mobile TV and multimedia platform (the “FLO Platform”) directly to the Verizon and AT&T cellular subscriber base. From the FLO TV network operations center in San Diego, our Platform controls and manages all the remote sites throughout the USA to optimize the FLO Platform transmission performance and Verizon’s and AT&T’s mobile TV customer satisfaction. We anticipate that the FLO mobile TV platform will be adopted by additional wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with FLO TV we are licensing our Axess software and supplying interface components for the FLO TV San Diego Network Operation Center and the national rollout of wireless transmission sites.  Under such agreement, Qualcomm and/or MediaFLO periodically issues purchase orders to us.  From September 7, 2006 to March 31, 2009, Qualcomm and/or MediaFLO has jointly purchased $6,000,019 from us.  Between April 1, 2009 and July 31, 2009 sales were $390,600, and we have received purchase orders for an additional $243,000 of product for delivery in the month of August 2009 of which $180,000 has been delivered. Statmon products for the FLO TV build plan through May 2010 is currently at $828,000.The FLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for an initial term of three years with extensions predicated on the annual support agreements remaining current.  The number of FLO TV sites is expected to increase to as many as 1,200 remote as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

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

We believe our products have broad application in the wireless, landline and fiber segments of the telecommunications industries providing network management, alarm monitoring and remote site control, transmission, buildings and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries, wireless infrastructure networks are being developed as viable alternatives to wired networks. Economic remote site management is vital for viable carrier operations.

We expect the wireless and infrastructure markets to experience sustained growth over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services customers expect. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels plus our three year involvement with wireless technology leader Qualcomm places us in a credible position to satisfy the operational needs of the mainstream telecommunications, wireless and infrastructure providers for radio frequency and content delivery, as well as overall communications network, building and remote site management and control.

Our past and current significant clients include Qualcomm Inc. - FLO TV; General Electric Company – NBC Universal & Telemundo Television Networks; CBS Corporation, Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications Inc.; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company, Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include InfraCell Inc., Harris Corporation, Pixelmetrix Corporation, Nautel Limited, Broadcast Technical Services, Ltd, Ireland and Sound Broadcast Services, Ltd.

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

RESULTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

Revenues – For the year ended March 31, 2009 total revenues increased to $2,980,513 from $2,841,849 for the same period last year.  The increase in revenues of approximately $140,000 is due principally to our sales to MediaFLO, which increased approximately $325,000 from approximately $1,540,000 in the previous year to approximately $1,865,000 for the year ended March 31, 2009 due to more sites coming online in the year ended March 31, 2009.  This MediaFLO increase was partially offset by a decrease in non-MediaFLO revenues of approximately $185,000 for the year ended March 31, 2009.

Cost of Sales - Cost of sales was $417,537 and $384,095 for the year ended March 31, 2009 and 2008, respectively. Overall gross profit margin remained at 86% for the year ended March 31, 2009 due to a similar sales mix of our product and service offerings during the year.

Selling, General and Administrative Expenses - For the year ended March 31, 2009 operating expenses increased to $4,616,307 compared to $4,432,120 for the same period last year.  Selling, general and administrative expenses were approximately 155% of sales for the year ended March 31, 2009, compared to approximately 156% of sales during the same period last year.  The increase of approximately $204,000 in selling, general and administrative expenses relates generally to the Company’s efforts to ramp up its infrastructure and to prepare for rapid top-line revenue growth.  Specifically, the increase is attributed to increases of approximately $107,000, $85,000, and $470,000 in insurance costs, marketing expenses and compensation, respectively which was mitigated by a decrease in stock based compensation of approximately $596,000.

Other Expense - For the year ended March 31, 2009 other expense decreased to $1,993,860 from $4,962,177 for the same period last year. Under the terms of notes payable that were outstanding during 2008, the Company was obligated to issue penalty shares and penalty warrants for all outstanding notes that were in default. On February 20, 2008, the Company exchanged $4,073,975 of notes and outstanding warrants for 4,073,975 shares of stock and was not obligated to issue additional penalty warrants to the exchanged stockholders. Interest expense related to penalty shares and warrants decreased $2,710,590 to $157,485 for the year ended March 31, 2009 compared to $2,868,075 for the year ended March 31, 2008.

Net Loss - As a result of the above, for the year ended March 31, 2009 the Company recorded a net loss of $4,047,191 compared to a net loss of $6,936,543 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $1,000 as of March 31, 2009 compared to $73,076 at March 31, 2008. In April through June 2008, we have received net proceeds of $303,750 from the sale of a portion of the third tranche of original issue discount notes, the details of which are discussed below.

The Company has financed its cash requirements primarily through operations, short-term and long-term borrowings. From September 2000 to March 31, 2009, the Company issued units primarily consisting of a promissory note, a share of common stock and a warrant to purchase a share of common stock to various lenders totaling approximately $6,500,000. From March 5, 2008 to March 31, 2009, the Company issued original issue discount convertible debentures consisting of a convertible debenture and a warrant totaling $2,538,000. At March 31, 2009, $601,250 of short-term notes principal amount, all of which are in default, $500,000 of long-term note principal amount and $2,538,000 of Senior Secured Convertible Debentures remain outstanding.

Net cash used in operating activities was $760,598 and $1,488,839 for the years ended March 31, 2009 and 2008, respectively.  The use of cash in 2009 is the result of a net loss of $4,047,191, partially offset by non-cash charges related to (i) depreciation of $59,701; (ii) common stock and warrants issued in association with debt of $157,485; (iii) amortization of debt discount of $1,208,962; (iv) amortization of deferred financing costs of $444,974; and a net increase in operating assets and liabilities of approximately $1,343,000. The use of cash in 2008 is the result of a net loss of $6,936,543 partially offset by non-cash charges related to (i) depreciation of $18,353; (ii) common stock and warrants issued in association with debt of $3,050,576; (iii) amortization of debt discount of $400,053; (iv) amortization of deferred financing costs of $935,446; and a net increase in operating assets and liabilities of approximately $426,000.

Net cash used in investing activities was $12,701 and $65,941for the years ended March 31, 2009 and 2008, respectively.  The use of cash in 2009 was the result of a computer purchases, network equipment and office equipment related to the growth of the Company.  The primary use of cash in 2008 was the result of leasehold improvements related to the build out of the corporate headquarters located in Bannockburn, IL and computer and equipment purchases.

Net cash provided by financing activities was $701,223 and $1,540,798 for the years ended March 31, 2009 and 2008, respectively.  Net cash provided by financing activities in fiscal 2009 was the result of proceeds from issuance of $865,000 of the second tranche of original issue discount convertible debentures consisting of convertible debentures bearing interest at an effective rate of 10% per annum, a share of the Company’s common stock and a five-year warrant to purchase shares at an exercise price of $1.20 per share, offset by deferred financing costs of $113,027.  Net cash provided by financing activities in fiscal 2008 was the result of proceeds from issuance of (i) $572,000 of units consisting of promissory notes of various terms bearing interest generally at 10% per annum, 451,200 shares of the Company’s common stock and generally a three or five-year warrant to purchase shares at an exercise price from $1.00 to $1.50 per share, and (ii) net proceeds of $1,250,000 related to the issuance of $1,500,000 Senior Secured Convertible Original Issue Discount Debentures due March 5, 2010.  Financing costs of $281,202 were incurred related to the raise of the capital for the Company.

Between April 1 and July 31, 2009, the Company received $303,750 of net proceeds related to a partial issuance of the third tranche of $1,500,000 of a $4,038,000 Original Issue Discount Senior Secured Convertible Debenture (for an aggregate cash subscription amount of $3,365,000) conversion price of $0.25 per share and five-year warrants to purchase an additional 1,438,000 shares of common stock at $0.50 per share.   The Company anticipates closing the remaining portion of the third tranche as capital requirements are needed.

As of March 31, 2009, the Company had a working capital deficiency of approximately $4,291,000 including short-term notes payable, short-term convertible notes payable and accrued interest of approximately $1,639,000, net of applicable debt discount of approximately $697,000 and long-term notes payable and convertible notes payable totaling approximately $840,000, net of applicable debt discount of approximately $697,000.

In order to continue its operations beyond March 2010, the Company will need to increase revenue and profit margins, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $23,944,000 since its inception and had working capital deficiency of approximately $4,291,000 at March 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Debentures and Freestanding Warrants

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features and include freestanding warrants.

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (EITF 00-19) which requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instruments and recorded in accordance with Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (APB 14). The proceeds of the debt are allocated between the debt, the conversion features and the detachable warrants based on the relative fair values of the debt security without the conversion features and the warrants and the conversion features and the warrant themselves.  The value allocated to the conversion features and the warrants are recorded as a debt discount which is amortized on a straight-line basis over the life of the loan.

Effects of Recent Accounting Policies

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Furthermore, it requires recognition of interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted.   We do not expect the adoption of this FSP to have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronounement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal 2010). Early adoption of EITF 07-05 is not permitted. In the first quarter of fiscal 2010, we issued OIDs with conversion terms lower that earlier OID issuances which triggered reset provision in certain conversion features and warrants which are presently accounted for as equity and will be accounted for as a liability upon the adoption of this EITF.  The fair value of the derivative liability as of April 1, 2009 was approximately $2,109,000 and was recorded as a cumulative adjustment to accumulated deficit and additional paid in capital.

In June 2009, the FASB issued SFAS No. 166, (“SFAS 166”), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. SFAS 166 requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting  for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included following the signature page to this Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In connection with the filing of our Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of the material weaknesses described below, we have concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 based on the criteria in Internal Control—Integrated Framework.

Management identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

The material weaknesses identified by management relates to the lack of sufficient accounting resources, the lack of documentation of the performance of key controls and document retention.  Historically, We have only one full-time employee in our accounting department (Chief Operating Officer) to perform routine record keeping and his resignation in January 2009 has caused many key controls to be performed by our CEO and CFO, or at the direction of our CEO and CFO.  Consequently, our financial reporting function is limited and our control environment has not provided for an appropriate level of segregation of duties or documentation of the performance of key controls.

In order to correct the material weaknesses, the Company has hired outside consultants to assist with financial statement preparation and reporting needs of the Company and plans on hiring additional internal full-time accounting personnel in the third calendar quarter of 2009 and intends to assist internal accounting personnel with consultants as needed to ensure that management will have adequate resources in order to attain complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities as the Company continues to expand.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

The Company’s Chief Operating Officer resigned in January 2009.  Many of his functions in the internal control environment are being performed by, or at the direction of, our Chief Executive Officer and Chief Financial Officer which has increased the severity of the material weakness related to segregation of duties and documentation noted above.  As stated above, we are attempting to rectify this situation by hiring additional internal full-time accounting personnel in the third calendar quarter of 2009.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth as of July 31, 2009, the name, age, and position of each Executive Officer and Director and the term of office of each Director of the Company.

Name	Age	Position	Director and/or Officer Since

Geoffrey P. Talbot	61	Chairman, President, Chief Executive Officer & Chief Financial Officer	Chairman, President, Chief Executive Officer and Chief Financial Officer since June 2002

Peter J. Upfold	46	Chief Technology Officer, Vice Chairman, Director and Treasurer/Secretary	Vice Chairman, Chief Technology Officer and Director since June 2002

Leonard Silverman, Ph.D.	69	Director	Director since June 2002

Robert B. Fields	71	Director	Director since June 2002

Each Director of the Company serves for a term of one year and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the annual meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the current executive officers and directors as of June 30, 2009.

Geoffrey P. Talbot is a co-founder and has served as our Chairman, Chief Executive Officer and Chief Financial Officer since our formation in June 2000.  From April 1997 to July 2000, Mr. Talbot was the Chief Executive Officer and a Director of J.C. Williamson Entertainment and J.C. Williamson Technologies in Los Angeles, California, a company that was involved in digital film production and technology.  Mr. Talbot holds no other public company directorships.

Peter J. Upfold is a co-founder and has served as our Vice Chairman, Chief Technical Officer and a director since our formation in June 2000.  Mr. Upfold relocated to the United States from Australia in 1998.  From 1998 to 2000 he introduced the technology upon which our products are based to the North American market and engaged in organizational activities for the Company.  Mr. Upfold holds no other public company directorships

Leonard Silverman, Ph.D. has been a member of our Board of Directors since our formation in June 2000.  Dr. Silverman spent most of his professional career at the University of Southern California (USC).  He joined the faculty of USC in 1968, became a Full Professor of Electrical Engineering in 1977 and was elected Chairman of the Electrical Engineering Systems Department in 1982.  He was appointed the fifth Dean of Engineering in 1984 and retired as the Dean in June 2001.  Dr. Silverman is a member of the U.S. National Academy of Engineering.  He currently serves as a Director of Advanced MicroDevices (AMD). Dr. Silverman is the Chairman of our Compensation Committee and a member of our Audit Committee.  Dr. Silverman holds no other public company directorships.

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

The Board held four meetings during the year ended March 31, 2009.

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

Compensation Committee

Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees.  Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission will require in our Form 10-Ks and proxy statements.

Our Compensation Committee is comprised of two Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. In 2007, the Board of Directors adopted a written charter. The members of our Compensation Committee are Leonard Silverman, Ph.D, Chairman of the Committee, and Robert B. Fields.

Nominating Committee

We do not have a separate Nominating Committee.  Our full Board of Directors performs the functions usually designated to a Nominating Committee.

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

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2009.

Code of Ethics

We adopted a Code of Ethics in 2004. A copy of our Code of Ethics may be obtained by sending a written request to us at 3000 Lakeside Drive, Suite 300-S, Bannockburn, IL 60015, att: Investor Relations.

ITEM 11.	EXECUTIVE COMPENSATION.

The table below sets forth all cash compensation paid or proposed to be paid by the Company to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to the Company during fiscal years ended March 31, 2009 and 2008.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Geoffrey P. Talbot (1)	2009	$240,000	$	$	$	$	$	$11,585	(3)	$251,585
President, CEO, CFO	2008	$200,000	$	$	$	$	$	$13,536	(3)	$213,536

Peter J. Upfold (1)Chief	2009	$240,000	$	$	$	$	$	$12,342	(3)	$252,342
Technology Officer	2008	$200,000	$	$	$	$	$	$9,171	(3)	$209,171

Kevin R. Harris (2)	2009	$151,500	$	$	$	$	$	$4,500	(3)	$156,000
Chief Operating Officer	2008	$190,000	$	$	$	$	$	$6,000	(3)	$196,000

(1)On September 16, 2000, Geoffrey P. Talbot and Peter J. Upfold entered into employment agreements with the Company providing for annual compensation in the first year of employment of $160,000. Because of conditions contained in certain loan agreements, the commencement date of the subject employment agreements was delayed until the satisfaction of certain conditions, which the Board of Directors deemed satisfied as of July 1, 2004. The compensation paid or accrued to Mr. Talbot and Mr. Upfold during the period prior to the commencement dates of their employment agreements at approximately 50% of the contract rate was treated as consulting fees as reported in SEC filings to date. Mr. Talbot and Mr. Upfold have verbally agreed to defer a portion of their contractual compensation until the Company receives at least $2 million of new capital and positive cash flow. As such, Mr. Talbot and Mr. Upfold received $172,359 and $202,895 respectively for the year ended March 31, 2009, each received gross pay of $138,028 for the year ended March 31, 2008, and the Company has accrued $67,641 and $37,105, respectively for the year ended March 31, 2008 and  $61,972 each, for the year ended March 31, 2008.  Each of the foregoing employment agreements has a five-year term through June 30, 2009. Effective July 1, 2004, the agreements were amended. Both Mr. Talbot and Mr. Upfold subsequently verbally agreed to delay the annual contractual increase to $200,000 until January 1, 2007 and $260,000 commencing June 2008. Therefore, for years five and subsequent, the employment agreements, further annual salary increases, performance and incentive bonuses, including the issuance of stock options are to be negotiated and approved by the Compensation Committee on an annual basis immediately prior to the Company filing the previous years’ Form 10-KSB or June 30, whichever event occurs first.  The Company is presently working out revised terms with the employees for an extension of their respective employment agreements.

(2) Kevin Harris was employed as our chief operating officer since April 1, 2004.  On January 1, 2009, Kevin Harris resigned as our chief operating officer.  Mr. Harris’s resignation was not as the result of a disagreement with Statmon Technologies Corp. on any matter relating to its operations, policies or practices.  Mr. Harris provided consulting services to the Company through February 17, 2009 for $12,000 and will receive $3,000 per month to assist as needed until the Company has retained a chief financial officer.   Mr. Harris’s salaries from April 1, 2008 through December 31, 2008, as well as his consulting services are included above under the salary caption.

(3) Represents amounts the Company paid related to leased automobiles or car allowances provided to Mr. Talbot, Mr. Upfold and Mr. Harris during the fiscal years indicated.

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

Stock Options. The Company did not issue stock options to any employees or officers during the fiscal years ended 2009 and 2008.

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

Employment and any other arrangements between the Company and any named executive officer are described in Part III. Item 12 of this Form 10-K and are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 31, 2009, certain information regarding the beneficial ownership of the Company’s common stock by: (i) each person known by the company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, (ii) each Director and Executive Officer of the Company, and (iii) all Directors and the Executive Officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock and Warrants and Nature of Beneficial Ownership	Percent of Class

Geoffrey P. Talbot, Chairman, President, CEO, and CFO (1)	1,746,180	7.33%

Peter J. Upfold, CTO, Vice Chairman, Secretary/Treasurer (1)	2,811,603	11.81%

Leonard Silverman, Ph.D., Director (2)(3)	303,219	1.27%

Robert B. Fields, Director (2)(3)	216,300	0.91%

Thieme Consulting, Inc. (4)	2,212,006	9.29%

Dean Delis (5)	2,509,968	10.48%

All Executive Officers and Directors as a Group (four persons)	5,077,302	21.33%

(1)	The address of Geoffrey P. Talbot and Peter J. Upfold is 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.
(2)	The address of Leonard Silverman, Ph.D. and Robert B. Fields is c/o Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.
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

(4)	The address of Thieme Consulting, Inc. is 845 third Ave., 14th Floor, New York, New York 10022.
(5)	The address of Dean Delis is 2929 Campus Drive, Ste. 175, San Mateo, CA 94405. Includes warrants to purchase 150,000 shares of common stock exercisable at $1.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000 and extinguished the original note from October 2001 described above.  This new note is subordinated to the Senior Secured Original Issue Discount Convertible Debentures.  The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note and subordinating their first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896.  The Company incurred interest expense of $27,124, all of which is payable at March 31, 2009, for the year ended March 31, 2009 related to this note

In December 2002, Dr. Silverman, a Director, loaned the Company $15,000 under the terms of a promissory note bearing interest at a rate of 10% per annum.  The promissory note matured on May 31, 2003.  In connection with the note, the Company issued Dr. Silverman 15,000 restricted shares of its common stock and has issued him 15,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term.  The Company accrued $11,166 of interest on this note and issued 90,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. This Note and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges.

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

In June 2004, Martin E. Jacobs, one of the Company’s legal counsels, settled a lawsuit for the Company that resulted in, among other things, the assignment of 1,120,000 shares of common stock back to the Company.  Of these shares, Mr. Jacobs’s contingency fee arrangement with the Company entitled him to 373,396 restricted and unregistered shares of its common stock pursuant to Rule 144 of the Securities and Exchange Act of 1933 to its legal counsel in connection with the settlement.  In December 2004, Mr. Jacobs loaned the Company $100,000 represented by a promissory note bearing interest at 10% per annum maturing in November 2005 and in connection with the loan the Company issued Mr. Jacobs 100,000 shares of its common stock and issued warrants to purchase 100,000 shares of common stock exercisable at $1.50 per share for a three-year term.  The Company accrued $42,507 of interest and issued 260,000 common stock purchase warrants exercisable at $1.00 per share for a three-year term. During the fiscal year ended March 31, 2006, Mr. Jacobs loaned the Company an additional $114,700 of which $91,700 is represented by promissory notes bearing interest at 10% per annum due 365 days from the date of issuance, $16,000 is represented by a promissory note bearing interest at 10% per annum due 60 days from the date of issuance and $7,000 as a non-interest bearing loan which was subsequently repaid.  In connection with these notes, the Company issued 107,700 shares of common stock and warrants to purchase 91,700 shares of its common stock exercisable at $1.50 per share for a three-year term. The Company accrued $34,778 of interest and issued 164,559 common stock purchase warrants exercisable at $1.00 per share for a three-year term. These Notes, Interest and the related warrants were subsequently converted to equity on February 20, 2008 per the terms of the Note and Warrant Exchanges.

Between November 2003 and June 30, 2007, Dean Delis has loaned the Company $1,615,000 represented by promissory notes bearing interest at 10% per annum of which $975,000 was outstanding prior to February 20, 2008.  In connection with these loans, the Company had accrued $354,009 of interest, issued 1,633,170 shares of common stock and warrants to purchase 3,539,307 shares of its common stock exercisable from $1.00 to $1.50 per share for a three and five-year terms. At February 20, 2008, $775,000 of these notes along with the accrued interest of $354,009 and 3,389,307 warrants to purchase share of common stock were converted to equity per the terms of the Note and Warrant Exchanges. As of March 31, 2009, one note with a principal value of $200,000 and the related 150,000 warrants to purchase share of common stock exercisable at $1.00 per share remain outstanding.  Interest on this note is paid current.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of Marcum LLP our current independent auditor billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the Year Ended March 31,
	2009	2008

Audit Fees	$183,950	$175,000
Audit Related Fees	-	-
Tax Fees	10,000	10,000
All Other Fees	-	-

Total Fees	$193,950	$185,000

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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Reorganization	[1]
3.1	Articles of Incorporation	[2]
3.2	Articles of Amendment of Articles of Incorporation	[3]
3.3	Amended and Restated Bylaws of the Company	[6]
4.1	Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc.	[6]
4.2	Form of Stock Certificate	[6]
4.3	Form of Common Stock Purchase Warrant (exercisable at $5.00 per share)	[6]
4.4	Form of Common Stock Purchase Warrant (exercisable at $2.00 per share)	[6]
4.5	Form of Common Stock Purchase Warrant (exercisable at $1.00 per share)	[6]
4.6	Form of Common Stock Purchase Warrant (exercisable at $1.50 per share)	[8]
4.7	Form of Common Stock Purchase Warrant (exercisable at $1.25 per share)	[8]
4.8	Form of Subscription Agreement for Exchange	[10]
4.9	Form of Original Issue Discount Senior Secured Convertible Debenture	[11]
4.10	Common Stock Purchase Warrant	[11]
4.11	Form of Additional Investment Right	[11]
10.1	Share Purchase Agreement (Sino Global Development Limited)	[4]
10.2	Share Purchase Agreement (Systems & Technology Corp.)	[4]
10.3	Share Purchase Agreement (Ace Capital Investment Limited)	[4]
10.4	Share Purchase Agreement (Powerlink International Finance Inc.)	[4]
10.5	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended.	[6]
10.6	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended.	[6]
10.7	Agreement for Purchase and Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended.	[6]
10.8	Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord	[7]
10.9	Addendum to Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord	[7]
10.10	Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc.	[6]
10.11	Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited.	[6]
10.12	Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest.	[6]
10.13	Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest.	[6]
10.14	Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc.	[6]
10.15	Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc.	[6]
10.16	Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000.	[6]

Exhibit No.	Description	Reference
10.17	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000.	[6]
10.18	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields.	[6]
10.19	Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to June 2007.	[6]
10.20	Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC.	[6]
10.21	Non-exclusive Reseller Agreement dated May 26, 2006 between Statmon Technologies Corp. and Harris Corporation.	[8]
10.22	Form of Senior Subordinated Promissory Note issued by Statmon Technologies Corp. to Dean Delis.	[8]
10.23	Form of Promissory Note issued by Statmon Technologies Corp. to Martin E. Jacobs	[8]
10.24	Agreement for Purchase and Sale of Remote Monitoring Products, dated September 7, 2006 between Statmon Technologies Corp. and MediaFLO USA, Inc.	[9]
10.25	Premises lease by and between Statmon Technologies Corp. as tenant and YPI Bannockburn, LLC as Landlord.	[9]
10.26	Securities Purchase Agreement dated March 5, 2008.	[11]
10.27	Security Agreement dated March 5, 2008.	[11]
10.28	Subsidiary Guarantee dated March 5, 2008.	[11]
14.1	Code of Ethics.	[6]
14.2	Charter of Audit Committee.	[9]
14.3	Charter of Compensation Committee.	[6]
21.1	List of Subsidiaries of the Company.	[6]
24.1	Power of Attorney.	Filed herewith.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

[1]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.
[2]	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.
[3]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.
[4]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.
[5]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.
[6]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on September 14, 2004.
[7]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2005.
[8]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2006.
[9]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2007.
[10]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on February 22, 2008.
[11]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on March 7, 2008.

(b)	REPORTS ON FORM 8-K.

Form 8-K filed on February 10, 2009

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATMON TECHNOLOGIES CORP.,
a Nevada corporation

By:	/s/ Geoffrey P. Talbot /s/
Geoffrey P. Talbot
Chairman, CEO, President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 19, 2009

Each person whose signature appears below authorizes Geoffrey P. Talbot to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Geoffrey P. Talbot /s/	Chairman, CEO, President and Chief	August 19, 2009
GEOFFREY P. TALBOT	Financial Officer

/s/ Peter J. Upfold /s/	Vice Chairman, CTO, Treasurer/Secretary	August 19, 2009
PETER J. UPFOLD

/s/ Leonard Silverman /s/	Director	August 19, 2009
LEONARD SILVERMAN, Ph. D.

/s/ Robert B. Fields /s/	Director	August 19, 2009
ROBERT B. FIELDS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Statmon Technologies Corp.

We have audited the accompanying consolidated balance sheet of Statmon Technologies Corp. and Subsidiaries (the "Company") as of March 31, 2009, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statmon Technologies Corp and Subsidiaries as of March 31, 2009, and 2008 and the consolidated results of their operations and their cash flows for the years ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred net losses of approximately $4.0 million and $6.9 million during the years ended March 31, 2009 and 2008, respectively. In addition, as of March 31, 2009, the Company had a working capital deficiency of approximately $4.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
New York, New York
August 19, 2009

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS
Current Assets:
Cash	$1,000	$73,076
Accounts receivable, net	171,924	394,735
Inventories	140,384	48,616
Prepaid expense and other current assets	17,214	159,614

Total Current Assets	330,522	676,041

Property and equipment, net	194,429	241,429

Deferred financing costs, net	206,002	222,363
Security deposits and other assets	50,959	128,640

Total Assets	$781,912	$1,268,473

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $200,000 due to a related party), net of debt discount of $0 and $58,179, respectively	$601,250	$593,821
Convertible notes payable, net of debt discount of $696,575	803,425	-
Accounts payable	1,120,820	989,100
Accrued expenses	263,426	312,387
Accrued compensation	1,209,735	574,801
Interest payable (including $39,480 and $7,083 due to related party, respectively)	235,165	151,806
Deferred revenue	387,281	194,883

Total Current Liabilities	4,621,102	2,816,798

Long-term Liabilities:
Notes payable (including $250,000 due to related party), net of debt discount of $53,856 and $99,677, respectively	446,144	400,323
Convertible notes payable, net of debt discount of $643,599 and
$1,446,576, respectively	394,401	53,424
Total Liabilities	5,461,647	3,270,545

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 100,000,000 shares authorized,
23,807,474 and 23,579,533 issued and outstanding, respectively	238,074	235,794
Additional paid-in capital	19,026,089	17,658,841
Accumulated deficit	(23,943,898)	(19,896,707)

Total Stockholders' Deficiency	(4,679,735)	(2,002,072)

Total Liabilities and Stockholders' Deficiency	$781,912	$1,268,473

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2009	2008

Revenues	$2,980,513	$2,841,849

Cost of Sales	417,537	384,095

Gross Profit	2,562,976	2,457,754

Selling, General and Administrative Expenses	4,616,307	4,432,120

Operating Loss	(2,053,331)	(1,974,366)

Other Expense:
Interest (including $55,000 and $209,477 to related parties for for 2009 and 2008 periods, respectively)	153,102	576,102
Common stock and warrants issued in association with debt (including $0 and $1,354,247 to related parties for 2009 and 2008)	186,822	3,050,576
Amortization of debt discount	1,208,962	400,053
Amortization of deferred financing costs	444,974	935,446
Total Other Expense	1,993,860	4,962,177

NET LOSS	$(4,047,191)	$(6,936,543)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.17)	$(0.42)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	23,748,365	16,566,039

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended March 31, 2009 and 2008

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance, March 31, 2007	15,051,022	$150,510	$7,564,386	$(12,960,164)	$(5,245,268)

Issuance of debt related penalty common stock	544,995	5,449	610,440	-	615,889
Issuance of common stock related to new debt	451,200	4,512	190,580	-	195,092
Issuance of warrants related to new debt	-	-	836,662	-	836,662
Issuance of common stock for note extensions	181,200	1,812	243,924	-	245,736
Issuance of warrants for note extensions	-	-	203,034	-	203,034
Issuance of debt related penalty warrants	-	-	2,252,186	-	2,252,186
Issuance of common stock to placement agent	149,525	1,495	155,506	-	157,001
Issuance of warrants to placement agent	-		94,178	-	94,178
Stock-based compensation expense	-	-	649,650	-	649,650
Issuance of warrants as forbearance on operating liabilities	-	-	182,500	-	182,500
Beneficial conversion related to convertible debentures	-	-	673,836	-	673,836
Issuance of common stock related to debt exchange	4,073,975	40,740	4,033,235	-	4,073,975
Issuance of common stock related to warrant exchange	3,127,636	31,276	(31,276)	-	-

Net Loss	-	-	-	(6,936,543)	(6,936,543)

Balance, March 31, 2008	23,579,553	$235,794	$17,658,841	$(19,896,707)	$(2,002,072)

Issuance of debt related penalty warrants	-	-	157,485	-	157,485
Issuance of common stock for financial advisory services	200,004	2,000	186,753	-	188,753
Issuance of common stock for new debt	5,000	50	5,450	-	5,500
Issuance of common stock for interest	22,917	230	11,917	-	12,147
Issuance of warrants to placement agent	-	-	31,500	-	31,500
Stock-based compensation expense	-	-	53,250	-	53,250
Issuance of warrants related to new debt	-	-	397,997	-	397,997
Beneficial conversion related to convertible debentures	-	-	427,564	-	427,564
Issuance of warrants for financial advisory services	-	-	95,332	-	95,332

Net Loss	-	-	-	(4,047,191)	(4,047,191)

Balance, March 31, 2009	23,807,474	238,074	19,026,089	(23,943,898)	(4,679,735)

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,047,191)	$(6,936,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,701	18,353
Bad debt expense	31,000	-
Common stock and warrants issued in association with debt	157,485	3,050,576
Common stock issued for interest	17,647	-
Amortization of debt discount	1,208,962	400,053
Amortization of deferred financing costs	444,974	935,446
Deferred rent expense	(28,940)	(33,082)
Non-cash stock based compensation charge	53,250	649,650
Changes in operating assets and liabilities:
Accounts receivable	191,811	(165,683)
Inventories	(91,768)	12,132
Prepaid expense and other current assets	142,400	(97,393)
Security deposits and other assets	77,681	88,425
Accounts payable	131,720	414,009
Accrued expenses	(20,021)	(224,599)
Accrued compensation	634,934	157,165
Interest payable	83,359	256,275
Deferred revenue	192,398	(13,623)
NET CASH USED IN OPERATING ACTIVITIES	(760,598)	(1,488,839)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(12,701)	(65,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	185,000	572,000
Proceeds from convertible notes payable	865,000	1,250,000
Repayment of notes payable	(235,750)	-
Deferred financing costs	(113,027)	(281,202)
NET CASH PROVIDED BY FINANCING ACTIVITIES	701,223	1,540,798

NET DECREASE IN CASH	(72,076)	(13,982)

CASH, BEGINNING OF YEAR	73,076	87,058

CASH, END OF YEAR	$1,000	$73,076

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the year ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$42,937	$273,118
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of warrants related to debt acquisition	$397,997	$836,662
Issuance of common stock related to debt acquisition	$-	$195,092
Issuance of common stock for note extensions	$-	$245,736
Issuance of warrants for note extensions	$-	$203,034
Issuance of common stock to financial advisors	$188,753	$-
Issuance of warrants to financial advisors	$95,332	$-
Issuance of common stock to placement agents	$-	$157,001
Issuance of warrants to placement agents	$31,500	$94,178
Beneficial conversion related to convertible debentures	$427,564	$673,836
Issuance of common stock related to debt exchange	$-	$4,073,975
Capitalization of rent abatement	$-	$167,636

The accompanying notes are an integral part of these consolidated financial statements

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (“the Company”) is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and keep them fully functional 24 hours a day, 7 days a week, 52 weeks a year. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites incorporating a wide range of devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single control system, or permit corrective action at the NOC. A tiered severity level alarm system at every site, down to the device level, reports back to the NOC permitting manual adjustment or corrective action without having to visit the site.  An authorized operator can drill down and make manual adjustments to an individual device at a remote site from any connected location including a wireless device such as a laptop or Blackberry.

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

The marketing and distribution of our products are primarily facilitated by value-added resellers sales channel strategic partners and original equipment manufacturer collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force. The Company is seeking additional partners with appropriate credentials for large scale implementations.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $23.9 million since inception. Additionally, the Company had a net working capital deficiency of approximately $4.3 million at March 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

As more fully described in the Notes below, the Company funded its operations during fiscal 2009 and 2008 from the sale of Original Issue Discount Senior Secured Convertible Debenture and related warrants from March 2008 through September 2008  and from the sale of Units in fiscal 2008 consisting of notes, common stock and warrants to purchase shares of common stock resulting in net proceeds to the Company of approximately $937,000 and $1,541,000 during fiscal 2009 and 2008, respectively, related to financing activities. In addition, as more fully described in Note 12, the Company raised an additional $303,750 net proceeds through June 2009 from the sale of Original Issue Discount Senior Secured Convertible Debenture and related warrants with lower conversion substantially similar terms and conditions as the March OID’s with greater warrant coverage and a lower conversion rate.

Management Plans

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

As of the filing of this report, the Company has closed $303,750 of net proceeds related to the Tranche III  issuance of the OID financing, the net proceeds will be used to reduce certain obligations and fund the expansion of the Company into several new vertical markets. There can be no guarantee that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

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

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

c.
Allowance for Doubtful Accounts - The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2009 and 2008 the allowance for doubtful accounts was $31,000 and $0, respectively.

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

e.
Research and Development - Research and development expenditures are charged to operations as incurred.  Research and development expenditures were approximately $1,469,000 and $1,280,000 for the years ended March 31, 2009 and 2008, respectively.

f.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists of finished goods.

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

	March 31,
	2009	2008
Warrants to purchase common stock	6,206,172	5,044,574
Convertible notes payable	2,583,474	1,526,874

Total	8,789,646	6,571,448

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to March 31, 2009, the Company issued the third tranche of convertible notes payable with a conversion price of $.25 per share (See Note 12).  Based on the reduced conversion price of the debentures issued in conjunction with the third tranche subsequent to year-end, the conversion price of the Convertible notes payable were reduced to $0.25.  Based on the reduced conversion price, the convertible notes payable that were outstanding at March 31, 2009 can be converted into 10,152,000 shares of common stock.    Based on the increased warrant coverage of the Third tranche and the terms of the original debenture agreement, an additional 7,568,526 warrants were issued to the debenture holders in Tranche I and Tranche II.

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered in this report. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

i.
Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturities of these instruments.  The carrying amounts of the Company’s notes payable and convertible notes approximate fair value based on the prevailing market interest rates for similar instruments.

j.
Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As of March 31, 2009 and March 31, 2008, the Company does not believe that any impairment has occurred.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

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

Deferred revenue represents revenue billed or collected for support services not yet rendered.

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

m.
Shipping and Handling – Shipping and handling costs incurred are either billed to the customer and included as revenue and cost of sales, or charged to cost of sales as incurred if not billed to the customer.

n.
Convertible Debentures and Freestanding Warrants- The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features and include freestanding warrants.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (EITF 00-19) which requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instruments and recorded in accordance with Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (APB 14). The proceeds of the debt are allocated between the debt, the conversion features and the detachable warrants based on the relative fair values of the debt security without the conversion features and the warrants and the conversion features and the warrant themselves.  The value allocated to the conversion features and the warrants are recorded as a debt discount which is amortized on a straight-line basis over the life of the loan.

o.
New Accounting Pronouncements - In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Furthermore, it requires recognition of interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted.   We do not expect the adoption of this FSP to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronounement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (‘EITF 07-05”), Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal 2010). Early adoption of EITF 07-05 is not permitted. In the first quarter of fiscal 2010, we issued OIDs with conversion terms lower that earlier OID issuances which triggered reset provision in certain conversion features and warrants which are presently accounted for as equity and will be accounted for as a liability upon the adoption of this EITF. The fair value of the derivative liability as of April 1, 2009 was approximately $2,109,000 and will be recorded as a cumulative adjustment to accumulated deficit and additional paid in capital in the first quarter of fiscal 2010.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued SFAS No. 166, (“SFAS 166”), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. SFAS 166 requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting  for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009.

3.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and 2008 consists of the following:

	As of
	March 31, 2009	March 31, 2008

Computer Equipment	$80,911	$75,865
Software	14,915	13,008
Office Equipment	39,210	33,462
Leasehold Improvements	209,910	209,910
	344,946	332,245

Less: accumulated depreciation	150,517	90,816

	$194,429	$241,429

Depreciation of property and equipment was $59,701 and $18,353 for the years ended March 31, 2009 and 2008, respectively.

4.	DEFERRED FINANCING COSTS

At March 31, 2009 and 2008, the deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt as follows:

	As of
	March 31, 2009	March 31, 2008
Deferred financing costs	$664,231	$235,618
Less: accumlated amortization	(458,229)	(13,255)
Deferred financing costs, net	$206,002	$222,363

Deferred financing costs include commissions paid and the value of equity issued to placement agents, the value of common stock and warrants issued to extend notes payable, legal fees associated with new debt and the value of equity issued and fees paid to consultants for financing related services. These costs are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. During the year ended March 31, 2009 and 2008, the Company capitalized $428,613 and $232,071 of deferred financing costs, respectively. For the years ended March 31, 2009 and 2008, amortization of deferred financing costs was $444,974 and $935,446, respectively.

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE

On March 5, 2008, the Company issued and sold debentures in a total principal amount of $1,500,000, due March 5, 2010 (the “Debentures”) to accredited investors in a private placement pursuant to a securities purchase agreement (the “Purchase Agreement”).  The Debentures are the first tranche of up to an aggregate of $4,038,000 of Original Issue Discount Senior Secured Convertible Debentures (for an aggregate cash subscription amount of up to $3,365,000).  The Debentures have an effective interest rate of approximately 10% per annum. After deducting the expenses of the private placement, including prepaid interest, the Company received net proceeds of approximately $1,190,000 related to the first tranche.

During the six month ended September 30, 2008, the Company issued and sold the second tranche of debentures in total principal amount of $1,038,000, due two years from the issuance of the securities, under the same debenture facility.  The terms are substantially the same and the Company received net proceeds after deducting the expenses of the private placement of approximately $865,000 related to the second tranche.

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE, continued

In connection with the Tranche I and II issuance, the investors also initially received warrants (the “Warrants”) to purchase up to 2,583,474 shares of the Company’s common stock, which terminate five years from the closing date (the “Termination Date”) and initially had an exercise price of $1.20 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise at their exercise price on the date of termination.  On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. Based on the reduced exercise price of the warrants issued in conjunction with the third tranche subsequent to year-end (See Note 12), the exercise price of the Warrants were reduced to $0.50 and by the terms of the original agreement, the investors were issued subsequent to year-end an additional 7,568,526 warrants to obtain the same warrant coverage as the Tranche III agreement subsequent to year-end.

In connection with the Tranche I and II issuance, the Company issued to the investors an additional investment right (the “AIRs”).  Pursuant to the AIRs, each investor will have the right to purchase, for 270 days from the issuance of the debenture, up to an additional principal amount of Debentures equal to such investor's principal amount of the Debentures and Warrants pursuant to the Purchase Agreement, along with additional Warrants to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares issuable upon conversion of the additional Debentures so purchased by the investor.  The AIRs from both Tranche I and II have expired unexercised.

The initial conversion price (“Conversion Price”) of the Debentures was $0.9824 per share.  Based on the reduced conversion price of the debentures issued in conjunction with Tranche III subsequent to year-end (See Note 12), the conversion price of the Debentures were reduced to $0.25 based on the terms of the original agreement.

The Company accounted for the debentures under accounting guidance provided by Emerging Issues Task Force ("EITF") No 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"  and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

The gross proceeds of $2,538,000 were recorded net of a discount of $2,499,000.  The debt discount consisted of $423,000 related to the original issue discount and $973,000 related to the allocated fair value of the warrants and the remaining $1,103,000 relates to the beneficial conversion feature of the note.  The debt discount is charged to interest expense ratably over the life of the loan. During the years ended March 31, 2009 and 2008, the Company amortized $1,161,651 and $56,689 of debt discount related to the Tranche I and II issuance.

Under additional provisions of the agreement, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met.  Based on not meeting the revenue minimums,  the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 630,667 shares of the Company’s common stock.  The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. Subsequent to year-end, The Company has issued 400,000 shares of penalty warrants to the debenture holders in Tranche I related to this penalty.  The fair value of these warrants is $80,000 based on a Black Scholes model.  The Company also expects to issue 230,667 penalty warrants to the debenture holders in Tranche II in anticipation of not meeting the revenue minimums in the Tranche II purchase agreement.  The Company has recorded the expected Black Scholes fair value of $44,743 in relation to the expected issuance of tranche two penalty warrants at March 31, 2009.

6.	NOTES PAYABLE

Notes payable at March 31, 2009 and 2008 consist of the following:

		As of
		March 31, 2009	March 31, 2008
Current:
Notes Payable - Delis - related party	[a]	$200,000	$200,000
Notes Payable - various	[b]	401,250	452,000
		$601,250	$652,000
Less: Debt Discount		-	(58,179)
Total Current Notes Payable		$601,250	$593,821
Long-term:
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party	[c]	250,000	250,000
Senior Subordinated Notes Payable	[d]	250,000	250,000
		$500,000	$500,000
Less: Debt Discount		(53,856)	(99,677)
Total Long-term Notes Payable		$446,144	$400,323

[a]
On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. The Company entered into a new note and issued an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years. The note became due on October 24, 2008. The Company is negotiating an extension or conversion to shares of common stock that would supersede such extension agreement subject approval from the majority of the secured debenture holders. There can be no assurance that it will be able to obtain such an extension or approval from the majority of the debenture holders.  This note is secured by a second lien on all of the assets of the Company.

[b]
These Units generally consisted of (i) a promissory note bearing interest generally at 10% per annum, (ii) a share of the Company’s common stock and (iii) three or five-year warrant to purchase shares of common stock at an exercise price between $1.00 and $1.20 per share.  The total amount of these notes is $401,250 and represents eight notes with initial maturity dates between November 19, 2002 and October 21, 2008. Of these eight notes, two were entered into during the year ended March 31, 2008 for a total principal value of $175,000. In association with these notes, the Company issued 175,000 shares of common stock and warrants to purchase 175,000 shares of common stock for a term of five years and exercisable between $1.20 and a $1.25 per share. In addition, during the year ended March 31, 2008, the Company sold units to seven other investors for a total principal amount of $197,000 that were exchanged per the Note exchange described in Note 9.In association with these notes, the Company issued 126,200 shares of common stock and warrants to purchase 126,200 shares of common stock for a term of five years at an exercise price of $1.00 to $1.50 per share.

6.	NOTES PAYABLE, continued

At March 31, 2009, all of these notes became due, plus interest of $202,055. Upon maturity, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the Unit, as a penalty until the repayment of the notes in full. During the year ended March 31, 2009, the Company recorded $79,545 of interest and granted 90,000 penalty warrants, valued at $33,750 based on a Black Scholes model, related to such notes. During the year ended March 31, 2008, the Company recorded $66,825 of interest and granted 90,000 penalty warrants, valued at $71,475 related to such notes. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c]
In October 2001, the Company issued three secured Promissory Notes to three related lenders (collectively, the “Senior Notes”) for a total of $250,000, accruing interest at 10% per annum. Subject to certain subordination agreements entered into in March 2008, the Company’s obligations under the Senior Notes are secured by a UCC perfected lien on the assets of the Company plus certain priority rights over first new equity capital coming into the Company, effective until the Senior Notes are repaid. The Company recorded interest of $25,000 during the year ended March 31, 2009. The Company accrued $49,417 of interest and granted the note holder 275,000 penalty shares, valued at $330,250, during the year ended March 31, 2008.

On March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000.  This new note is subordinated to the debentures in note 5  above.  The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note and subordinating their first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896.

[d]
An existing note in the amount of $250,000 matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder.  This new note is subordinated to the notes in Note 6 and [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants (as more fully described below), and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share which expire on March 5, 2013.  During the year ended March 31, 2009, the Company issued 22,917 shares of common stock valued at $12,147 in lieu of interest through February 2009.  During the year ended March 31, 2008, the Company accrued $36,541 of interest and granted the note holder penalty warrants to purchase 550,000 share of common stock exercisable at $1.00 related to the August 2004 note during the year ended March 31, 2008.

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

6.	NOTES PAYABLE, continued

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

7.	EQUITY TRANSACTIONS

[a] Common Stock

During the year ended March 31, 2009, the Company issued 200,004 shares of restricted common stock valued at $188,753 associated with consulting agreements for investor relations and financial advisor services, 5,000 shares of restricted common stock valued at $5,500 associated with a short-term bridge loan that was repaid and 22,917 shares of restricted stock valued at $12,147 in lieu of cash interest payments related to the Senior Subordinated Notes Payable. All values of common stock issuances are based on the closing stock price on grant date.

During the year ended March 31, 2008, the Company issued 275,000 penalty shares of common stock valued at $330,250 associated with the secured Senior Subordinated Notes to Thieme that were in default (Note 7[c]), 49,995 penalty shares of common stock valued at $60,039 associated with a secured Senior Subordinated Note that was in default and exchanged as part of the Note Exchange (Note 4), 120,000 shares of common stock valued at $135,600 per the penalty provisions of a group of previously extended notes, 451,200 shares of common stock related to new debt transactions during the period, 100,000 shares of common stock valued at $90,000 as an extension settlement to one note holder, 181,200 shares of common stock valued at $245,736 per the automatic extension terms of eight promissory notes, 149,525 shares of Common Stock valued at $157,001 to two broker/dealers related to consulting contracts for financing services related to the Note and Warrant Exchanges and 7,201,611 shares of common stock related to the Note and Warrant Exchanges (Note 5). All values of common stock issuances are based on the closing stock price on grant date.

[b] Stock Options and Warrants

The following table illustrates the Company’s warrant issuances and balances outstanding through March 31, 2009. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing, to employees, vendors and non-employee consultants.

		Weighted Average
	Shares	Exercise Price	Exercisable

Warrants outstanding and exercisable at March 31, 2007	9,225,176	$1.28	9,225,176

Granted	6,340,606	1.17
Canceled	(9,030,942)	-
Expired	(1,490,266)	-
Exercised	-	-
Warrants outstanding and exercisable at March 31, 2008	5,044,574	$1.28	5,044,574

Granted	1,466,598	1.18
Canceled	-	-
Expired	(305,000)	1.21
Exercised	-	-
Warrants outstanding and exercisable at March 31, 2009	6,206,172	$1.13	6,206,172

7.	EQUITY TRANSACTIONS, continued

The following is additional information with respect to the Company’s warrants as of March 31, 2009.

		Weighted Average	Weighted
	Number	Remaining Years of	Average	Number
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable
$1.00	2,407,700	2.25	$1.00	2,407,700
$1.20	3,403,472	4.05	1.20	3,425,972
$1.25	335,000	2.65	1.25	335,000
$1.50	60,000	3.39	1.50	60,000

$1.00 - 1.50	6,206,172	3.29	$1.13	6,206,172

The fair value of warrants issued is calculated using the Black Scholes pricing model using the Company’s closing stock price on the date of the warrant grant as the Company stock price, the contractual exercise price is used as the warrant exercise price, the Company’s expected volatility and the risk free interest rate matched to the warrants’ expected life. The company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants granted is derived from an analysis that represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.  The assumptions used for the warrant issuances are as follows:

	For the year ended
	March 31, 2009	March 31, 2008
Weighted-average exercise price	$1.18	$1.17
Volatility Range	105.1%-155.1%	105.5%-110.7%
Expected Dividends	-	-
Weighted-average expected term (years)	4.81	4.84
Risk free rate range	0.5%-2.0%	2.5%-5.0%

The Company granted warrants to purchase 100,000 shares of common stock valued at $68,000 at an exercise price of $1.00 to one employee during the years ended March 31, 2009. 50,000 of the employee warrants granted this year vested during the year ended March 31, 2009 and the remaining 50,000 will vest in the next fiscal year.  The Company granted warrants to purchase 670,000 shares of common stock valued at $756,100 at an exercise prices between $1.00 and $1.25, to seven employees during the year ended March 31, 2008.  Stock-based compensation expense is primarily based on the vesting schedules of employee warrants.  Based on the vesting schedule, the Company expensed $53,250 and $649,650 for the year ended March 31, 2009 and 2008, respectively. As of March 31, 2009, compensation cost of nonvested awards not yet recognized totaled $34,000 and it will be recognized in the first fiscal quarter of 2010.

7.	EQUITY TRANSACTIONS, continued

A summary of the status of the Company’s nonvested shares as of March 31, 2009, and changes during the twelve month period then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at March 31, 2008	25,000	$0.80

Granted	100,000	$0.68

Vested	(75,000)	$0.72

Expired	—	$—

Nonvested at March 31, 2009	50,000	$.68

During the year ended March 31, 2009, the Company granted 90,000 penalty warrants, valued at $32,742 based on a Black Scholes model, related to delinquent notes payable per the terms of the note agreement.  On July 15, 2009, The Company issued 400,000 shares of penalty warrants to the debenture holders in Tranche I related to not meeting certain revenue minimums as called for in the original Tranche I Debenture agreement (Note 5).  The fair value of these warrants is $80,000 based on a Black Scholes model.  The Company also expects to issue 230,667 penalty warrants to the debenture holders in Tranche II in anticipation of not meeting the revenue minimums in the Tranche II Debenture agreement.  The Company has recorded the expected Black Scholes fair value of $44,743 in relation to the expected issuance of tranche two penalty warrants.
During the year ended March 31, 2009, The Company granted warrants to purchase 45,000 shares of common stock valued at $31,500 at an exercise price of $1.20 with a term of 5 years for placement agent services related to the Tranche I financing. Additionally, The Company granted warrants to purchase 199,998 shares of common stock valued at $95,332 at an exercise price of $1.20 with a term of five years for financial advisory services.

During the year ended March 31, 2009, The Company granted warrants to purchase 1,056,600 shares of the Company’s common stock at $1.20 per share in conjunction with the Tranche II Debenture Financing. The relative value of the warrants and the relative value of the beneficial conversion feature of $397,997 and $427,564, respectively was recorded as a debt discount on issuance date and will be amortized over the life of the Debenture in accordance with the provisions of EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

During the year ended March 31, 2008, The Company granted warrants to purchase 60,000 shares of common stock at an exercise price of $1.00 with a term of five years for financial services and warrants to purchase 250,000 shares of common stock at an exercise price of $1.20 with a term of five years as forbearance on amounts owed to one vendor.

[c] Preferred Stock

On November 5, 2004 the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share.  At the time of this filing, there are no shares of preferred stock issued and outstanding.

8.	INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income and tax planning strategies in making this assessment.  At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

The Company recognized a deferred tax asset of approximately $3.7 million as of March 31, 2009 primarily relating to net operating loss carryforwards of approximately $12.1 million.  This represents a $773,000 increase from the previous year and has been offset by a corresponding valuation allowance.

In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforward (which expires for Federal and State tax purposes between 2009 and 2029) may be subject to an annual limitation in the event of a change of ownership.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate is as follows:

	For the year ended March 31,
	2009	2008
Federal statuatory rate	34%	34%
State income tax rate, net of federal benefit	6%	6%
Permanent differences	‐18%	‐28%
Deferred tax writeoff	‐6%	0%
Net operating loss true‐ up	4%	0%
Valuation allowance	‐20%	‐12%
Effective Income Tax Rate	0%	0%

Temporary differences between the financial statement and tax basis of assets and liabilities may give rise to deferred assets deferred tax liabilities.  The composition of deferred taxes is approximately as follows:

Deferred tax assets

Fixed Assets	4,711	4,496
Bad Debt Expense	12,177	0
Non-Deductible Compensation	170,352	425,880
Accrued Interest	46,949	0
Accrued Expenses	319,749	0
NOL	3,172,246	2,522,413
Less: valuation allowance	-3,726,184	-2,952,789

Net deferred tax assets	0	0

9.	EXCHANGE AGREEMENT

On February 20, 2008, the Company entered into an Exchange Agreement with 52 of its secured and unsecured promissory note holders to exchange $4,073,975 of principal and interest accrued through February 28, 2008 for unregistered shares of the Company’s common stock on a basis of one share for every $1.00 of principal and interest exchanged (the “Note Exchange”).  The Company issued 4,073,975 shares of common stock valued at $4,277,674 based on the stock price on the date of the exchange related to the Note Exchange. The $203,699 difference between the notes exchanged and the common stock issued was charged to interest expense. In addition, the Company exchanged 9,030,942 outstanding warrants with a Black-Scholes value of $4,946,013 held by the promissory note holders participating in the Note Exchange for 3,127,636 shares of the Company’s common stock valued at $3,284,018 (the “Warrant Exchange”). In total, the Company issued 7,201,611 shares of common stock related to both the Note Exchange and the Warrant Exchange.

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

The Company subleases its former offices located at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210.  The term of the sublease began on July 5, 2007, and continues through January 31, 2010.  Per the terms of the sublease, the first two months of rent have been abated.  Total minimum future rental payments noted below have not been reduced by $124,520 of sublease rentals to be received under non-cancelable subleases in fiscal year 2010. The Company leases 3,953 square feet in this facility. The straight-line rent expense is $10,374 per month.

Rent expense, net of sublease receipts, for the fiscal years ended March 31, 2009 and 2008 was $229,252 and $273,140 respectively

Future annual net minimum lease payments under non-cancellable operating leases for office facilities and equipment for the fiscal years ending March 31 are as follows:

2010	472,887
2011	357,786
2012	290,785
2013	94,028
$1,215,486

10.	COMMITMENTS AND CONTINGENCIES, continued

[b]
Legal Proceedings - On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share and where the Company will pay legal fees of approximately $12,000 to plaintiff.  The settlement documentation is currently being reviewed and will be finalized shortly. This obligation is recorded as Accounts Payable at March 31, 2009

On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff demanded payment of additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. The Company has settled the matter and as of June 30, 2008 accrued a payment due on or before July 7, 2008 of $89,683 as final settlement of all past and future amounts due to said party.  On July 1, 2008 all amounts related to this settlement have been paid and the matter has been dismissed

On December 18, 2008,  Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based demanding payment on a promissory note in default and was seeking immediate payment of a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was to be paid in 24 equal payments of $12,183 beginning June 1, 2009. The Company is in default of the payment plan. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,500 based on a Black-Scholes model. This matter has been finalized and the first payment made on May 18, 2009. This obligation is accrued in notes payable and accrued interest at March 31, 2009

[c]
Product Liability Insurance - The manufacture and sale of our products involve the risk of product liability claims.  We do not carry product liability insurance.  A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products from the market or otherwise adversely affect our business and operations.

[e]
Other - The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $720,000 as accrued compensation which was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $720,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported. This obligation is recorded as Accrued Compensation at March 31, 2009

Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees.  Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service.  As of March 31, 2009, unpaid payroll taxes total approximately $416,000 and related penalties and interest approximated $78,000 computed through March 31, 2009.  These liabilities have been recorded as accrued compensation and selling, general and administrative expenses at March 31, 2009. The Company expects to pay these delinquent payroll tax liabilities as soon as possible.  The final amount due will be subject to negotiations with the Internal Revenue Service.

10.	COMMITMENTS AND CONTINGENCIES, continued

On November 16, 2005, the Securities and Exchange Commission approved a change to NASD rule 6530 providing that if an issuer with securities quoted by a NASD member on the OTC board quoted by a NASD member on the OTC bulletin board is cited for delinquent filing of its periodic reports under the exchange act of 1934 with the Securities and Exchange Commission three times in a 24 month period or is removed from such quotation for failure to timely make such filings three times in a 24 month period then the securities of such issuer will be ineligible for quotation by a NASD member on the OTC bulletin board.  If an issuer becomes ineligible to be so quoted, such issuer would not become eligible for quotation on the OTC bulletin board until it has filed such periodic reports for one year in a timely manner.

The Company has been late in one of its periodic filings with the SEC during 2009, of which the December 31, 2008 10-Q was filed late.  Accordingly, the Company may be ineligible for quotation by a NASD member if it is delinquent two more times in its periodic filings with the SEC during the applicable 24-month period.  The Company is currently late on its filing of this 10-K.  The Company has requested a hearing with the NASD to see if the Company can continue to be listed as a NASD member.  If the Company is not successful at the hearing, the Company will be listed on the “pink sheets.”

11.	MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customer

The Company sold a substantial portion of its product and services to one customer during the year ended March 31, 2009 and 2008. Sales to this customer were approximately 59% and 54% of total sales, respectively. Accounts receivable balance for this customer was approximately $119,000 and $126,000 at March 31, 2009 and 2008, respectively.

[b]	Foreign Revenue

The Company generated approximately $51,000 and $235,000 of revenue from the sale of its product and services to foreign customers during the years ended March 31, 2009 and 2008, respectively.

12.	SUBSEQUENT EVENTS

In April and June of 2009, the Company issued and sold debentures in a total principal amount of $364,500, due two years from the date of closing to accredited investors in a private placement pursuant to a securities purchase agreement. The Debentures are part of Tranche III financing of up to an aggregate of $1,500,000 of Original Issue Discount Senior Secured Convertible Debentures (for an aggregate cash subscription amount of up to $1,250,000).  The Debentures have an effective interest rate of approximately 10% per annum. After deducting the expenses of the private placement, including prepaid interest, the Company received net proceeds of approximately $303,750.

In connection with the private placement, the investors also received warrants to purchase up to 1,458,000 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.  On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. Based on the reduced exercise price of the warrants in this issuance, warrants issued in conjunction with the Tranche I and II (See Note 5) the exercise price of the Warrants were reduced from $1.20 to $0.50 and an additional 7,568,526 warrants were issued to the Tranche I and Tranche II holders based on the terms of the original agreement. The difference in the fair value of the initial warrants compared to the new warrants is $3,289,000 based on a Black Scholes model and that difference will be charged to interest expense in the first quarter of Fiscal 2010.

The initial conversion price (“Conversion Price”) of the Debentures is $0.25 per share.  Based on the reduced conversion price of the debentures issued in conjunction with this issuance, the conversion feature of the debentures issued with the first and second tranche (See Note 5), were reduced to $0.25 based on the terms of the original agreement. The difference in the fair value of the initial  conversion features compared to the new conversion features is $2,647,000 and that difference will be charged to interest expense in the first quarter of Fiscal 2010.

The gross proceeds of $364,500 related to Tranche III were recorded net of a discount of $364,500.  The debt discount consisted of $60,750 related to the original issue discount, $582,000 related to the fair value of the warrants and $512,000 related to the fair value of the conversion feature of the note mitigated by $790,250 of deemed interest that was expensed immediately.  During the quarter ended June 30, 2009, the Company amortized $35,077 of debt discount related to Tranche III.

Under provisions of the Tranche I and II debenture agreements, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met.  Based on not meeting the revenue minimums,  the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 630,667 shares of the Company’s common stock related to Tranche I and II.  The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. On July 15, 2009, The Company has issued 400,000 shares of penalty warrants to the debenture holders in tranche one related to this penalty.  The fair value of these warrants is $80,000 based on a Black Scholes model.  The Company also expects to issue 230,667 penalty warrants to the debenture holders in Tranche II in anticipation of not meeting the revenue minimums in the Tranche II purchase agreement.  The fair value of these warrants is $44,733 based on a Black Scholes model.  The fair value of these penalty warrants have been recorded as interest expense in the year ended March 31, 2009 financial statements.  Tranche III has similar provisions to purchase up to 146,000 similar warrants if the Company fails to meet revenue minimums for the year ended March 31, 2010.