Form 10-Q
period 2009-06-30
STATMON TECHNOLOGIES CORP
filed 2009-08-19
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.01 par value	23,938,651

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
June 30, 2009

TABLE OF CONTENTS

Item 1.  Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31,
	(unaudited)	2009
ASSETS
Current Assets:
Cash	$1,201	$1,000
Accounts receivable, net	130,534	171,924
Inventories	98,857	140,384
Prepaid expense and other current assets	17,040	17,214
Total Current Assets	247,632	330,522

Property and equipment, net	179,436	194,429

Deferred financing costs, net	136,859	206,002
Security deposits and other assets	50,959	50,959

Total Assets	$614,886	$781,912

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $450,000 and $200,000 due to a related party, respectively), net of debt discount of $42,432 and $0, respectively	$1,058,818	$601,250
Convertible notes payable, net of debt discount of $1,198,640 and $696,575, respectively	949,360	803,425
Accounts payable	1,145,672	1,120,820
Accrued expenses	246,342	263,426
Accrued compensation	1,435,120	1,209,735
Interest payable (including $53,230 and $39,480 due to related party, respectively)	264,890	235,165
Deferred revenue	337,923	387,281
Total Current Liabilities	5,438,125	4,621,102

Long-term Liabilities:
Notes payable (including $0 and $250,000 due to related party), net of debt discount of $0 and $53,856, respectively	-	446,144
Convertible notes payable, net of debt discount of $168,225 and $643,600, respectively	578,682	394,401
Derivative Liability	4,899,000	-
Total Liabilities	10,915,807	5,461,647

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 23,887,474 and 23,807,474 issued and outstanding, respectively	238,874	238,074
Additional paid-in capital	16,480,053	19,026,089
Accumulated deficit	(27,019,848)	(23,943,898)
Total Stockholders' Deficiency	(10,300,921)	(4,679,735)

Total Liabilities and Stockholders' Deficiency	$614,886	$781,912

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2009	2008

Revenue	$530,692	$935,475

Cost of Sales	61,804	120,998

Gross Profit	468,888	814,477

Selling, General and Administrative Expenses	1,042,026	1,191,634

Operating Loss	(573,138)	(377,157)

Other (Income)Expense:
Interest (including $13,750 and $50,728 to related parties for 2009 and 2008 periods, respectively)	52,814	56,559
Common stock and warrants issued in association with debt (including $0 and $483,007 to related parties for 2009 and 2008 periods, respectively)	6,746,475	14,850
Amortization of debt discount	361,386	226,480
Amortization of deferred financing costs	93,143	40,890
Gain on change in fair value of derivatives	(4,260,000)	-
Total Other (Income) Expense	2,993,818	338,779

NET LOSS	$(3,566,956)	$(715,936)

NET LOSS PER SHARE - Basic and Diluted	$(0.15)	$(0.03)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	23,813,628	23,618,775

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,566,956)	$(715,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,993	14,508
Common stock and warrants issued in association with debt	6,746,475	32,498
Provision for doubtful accounts	10,000	-
Gain on change in fair value of derivatives	(4,260,000)	-
Amortization of debt discount	361,386	226,480
Amortization of deferred financing costs	93,143	40,889
Deferred rent expense	(17,086)	(13,755)
Non-cash stock based compensation charge	34,000	34,000
Changes in operating assets and liabilities:
Accounts receivable	31,390	(87,309)
Inventories	41,527	9,507
Prepaid expense and other current assets	174	133,764
Security deposits and other assets	-	4,150
Accounts payable	25,852	(1,942)
Accrued expenses	-	(12,368)
Accrued compensation	225,385	38,636
Interest payable	28,726	13,146
Deferred revenue	(49,358)	(20,682)
NET CASH USED IN OPERATING ACTIVITIES	(280,349)	(304,414)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	303,750	540,000
Proceeds from exercise of warrants	800
Deferred financing costs	(24,000)	(123,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	280,550	416,800

NET INCREASE IN CASH	201	103,097

CASH, BEGINNING OF PERIOD	1,000	73,076
CASH, END OF PERIOD	$1,201	$176,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$20,284
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cumulative effect of change in accounting principal on accumulated deficit	$491,006	$-
Cumulative effect of change in accounting principal on paid in capital	$(2,600,261)	$-
Issuance of warrants related to debt acquisition	$-	$259,966
Issuance of common stock to financial advisors	$-	$157,500
Issuance of warrants to placement agents		$31,500
Beneficial conversion related to convertible debentures		$280,034

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance, April 1, 2009	23,807,474	238,074	19,026,089	(23,943,898)	(4,679,735)

Cumulative effect of a change in accounting
principle - reclassification of equity-linked
financial instruments to derivative liabilities	-	-	(2,600,261)	491,006	(2,109,255)
Warrant Exercise	80,000	800	-	-	800
Stock-based compensation	-	-	34,000	-	34,000
Issuance of debt related penalty warrants	-	-	4,725	-	4,725
Issuance of warrants related to a settlement agreement	-	-	15,500	-	15,500
Net Loss				(3,566,956)	(3,566,956)

Balance, June 30, 2009	23,887,474	238,874	16,480,053	(27,019,848)	(10,300,921)

See accompanying notes to condensed consolidated financial statements (unaudited)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (the “Company”) is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and keep them fully functional 24 hours a day, 7 days a week, 52 weeks a year. A typical infrastructure network comprises a network operations center or master control plus a network of remote transmission sites incorporating a wide range of devices, facilities management and environmental control systems.

The Statmon Platform is designed to self heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single control system, or permit corrective action at the network operating center. A tiered severity level alarm system at every site, down to the device level, reports back to the network operating center permitting manual adjustment or corrective action without having to visit the site.  An authorized operator can drill down and make manual adjustments to an individual device at a remote site from any connected location including a wireless device such as a laptop or Blackberry.

Architecturally designed as a universal “Manager of Technologies” application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a network operating center or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen.  In real time, a proactive alarm system reports to a network operating center or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote back on line when network operations are restored.

The marketing and distribution of our products are primarily facilitated by value-added resellers, sales channel strategic partners and original equipment manufacturer collaborations. Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force. The Company is seeking additional partners with appropriate credentials for large scale implementations.

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial statement information and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $27.0 million since inception. Additionally, the Company had a net working capital deficiency of approximately $5.2 million at June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the three months ended June 30, 2009 by raising an additional $303,750 net proceeds through the sale of Original Issue Discount Senior Secured Convertible Debenture and related warrants with a lower conversion price, but substantially similar terms and conditions as the initial tranche of OID notes issued in March 2008 with greater warrant coverage and a lower conversion rate.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS, continued

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

During the first quarter of Fiscal 2010, the Company has closed $303,750 of net proceeds related to the third tranche of the OID note financing, the net proceeds will be used to reduce certain obligations and fund the expansion of the Company into several new vertical markets. There can be no guarantee that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Statmon-eBI Solutions, LLC and STC Software Corp.  All inter-company accounts and transactions have been eliminated in consolidation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessary in order to make the financial statements not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of all the entities included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities Exchange Commission.

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

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

c.
Allowance for Doubtful Accounts - The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2009 and March 31, 2009,  the allowance for doubtful accounts was $41,000 and $31,000, respectively.

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

e.
Research and Development - Research and development expenditures are charged to operations as incurred.  Research and development expenditures were approximately $355,000 and $357,000 for the quarters ended June 30, 2009 and 2008, respectively.

f.	Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consists primarily of finished goods. Raw materials and Work In Process are deemed immaterial.

g.
Net Loss Per Share - Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share (SFAS 128). Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock warrants and shares issuable upon the conversion of convertible notes payable, to the weighted-average number of common shares outstanding for a period, if dilutive.

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

For the quarter ended June 30, 2009 and 2008, diluted net loss per share was the same as basic net loss per share since the inclusion of the convertible notes and warrants would have been anti-dilutive.  Securities that could potentially dilute basic earnings per share (EPS), that were outstanding at June 30, 2009 and 2008, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	June 30,
	2009	2008
Warrants to purchase common stock	15,305,198	5,813,794
Convertible notes payable	11,610,000	2,174,874

Total	26,915,198	7,988,668

h.
Fair Value of Financial Instruments- The carrying amounts reported in the condensed consolidated balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturities of these instruments.  The carrying amounts of the Company’s notes payable and convertible notes approximate fair value based on the prevailing market interest rates for similar instruments.

The warrant and derivative liabilities are calculated using the Black Scholes pricing model using the Company’s closing stock price on the date of the valuation as the Company stock price, the contractual exercise price is used as the exercise price, the Company’s expected volatility and the risk free interest rate matched to the expected life of the instrument. The Company does not anticipate paying dividends during the term of the warrants and time until expiration of the conversion feature. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of instruments granted is derived from an analysis that represents the period of time that instruments granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

i.
Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. As of June 30, 2009 and March 31, 2009, the Company does not believe that any impairment has occurred.

j.
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

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

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

Deferred revenue represents revenue billed or collected for services not yet rendered.

k.
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

During the three months ended June 30, 2009, the Company granted no warrants or options to employees nor consultants.  During the three months ended June 30, 2008, the Company granted 125,000 warrants to employees and consultants for services provided. The Company incurred a charge for stock based compensation of $34,000 for the quarter ended June 30, 2009 and 2008.

A summary of the status of the Company’s nonvested warrants as of June 30, 2009, and changes during the three month period then ended is presented below:

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

		Weighted
		Average
		Grant Date
Nonvested Warrants	Warrants	Fair Value
Nonvested at April 1, 2009	50,000	$0.68

Granted	—	$—

Vested	(50,000)	$0.68

Expired	—	$—

Nonvested at June 30, 2009	—	$—

l.
Change in Accounting Principle – On April 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-05).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The adoption of EITF 07-05 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) conversion features that also contain price adjustment features.  Our warrants and conversion features with these features are no longer deemed to be indexed to the company’s own stock and are no longer classified as equity.  Instead, these warrants and conversion features were reclassified as a derivative liability on April 1, 2009 as a result of this EITF.  The fair value of the derivative liability as of April 1, 2009 was approximately 2,109,000 and was recorded as a cumulative adjustment to our Additional Paid In Capital and Accumulated Deficit.  See Note 5 for additional explanation.

m.	New Accounting Pronouncements – In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated Financial condition or results of operations.

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

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES, continued

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

n.
Subsequent Events-Management has evaluated subsequent events or transactions occurring through August 18, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of
	June 30, 2009
	(unaudited)	March 31, 2009

Computer Equipment	$80,911	$80,911
Software	14,915	14,915
Office Equipment	39,210	39,210
Leasehold Improvements	209,910	209,910
	344,946	344,946

Less: accumulated depreciation	165,510	150,517

	$179,436	$194,429

Depreciation of property and equipment was $14,993 and $14,508 for the three months ended June 30, 2009 and 2008, respectively.

4.	DEFERRED FINANCING COSTS

The deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt as follows:

4.	DEFERRED FINANCING COSTS, continued

	As of
	June 30, 2009
	(unaudited)	March 31, 2009

Deferred financing costs	$688,231	$664,231

Less: accumlated amortization	(551,372)	(458,229)

Deferred financing costs, net	$136,859	$206,002

Deferred financing costs include commissions paid and the value of equity issued to placement agents, the value of common stock and warrants issued to extend notes payable, legal fees associated with new debt and the value of equity issued and fees paid to consultants for financing related services. These costs are capitalized as deferred financing costs and amortized over the term of the related debt. If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations. During the three months ended June 30, 2009, the Company capitalized $24,000 of deferred financing costs related to the Tranche III issuance (see Note 5) During the three months ended June 30, 2008, the Company capitalized $312,200 of deferred financing costs related to the Tranche I issuance of Original Issue Discount Senior Secured Convertible Debentures (see Note 5). For the three months ended June 30, 2009 and 2008, amortization of deferred financing costs was $93,143 and $40,890, respectively.

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES

On March 5, 2008, the Company issued and sold debentures in a total principal amount of $1,500,000, due March 5, 2010 (the “Debentures”) to accredited investors in a private placement pursuant to a securities purchase agreement (the “Purchase Agreement”). The Debentures are the first tranche of up to an aggregate of $4,038,000 of Original Issue Discount Senior Secured Convertible Debentures (for an aggregate cash subscription amount of up to $3,365,000). The Debentures have an effective interest rate of approximately 10% per annum. After deducting the expenses of the private placement, including prepaid interest, the Company received net proceeds of approximately $1,190,000 related to Tranche I.

During the six month ended September 30, 2008, the Company issued and sold the second tranche (“Tranche II”) of debentures in total principal amount of $1,038,000, due two years from the issuance of the securities, under the same debenture facility. The terms are substantially the same and the Company received net proceeds after deducting the expenses of the private placement of approximately $865,000 related to Tranche II.

In connection with the private placement, the investors also initially received warrants (the “Warrants”) to purchase up to 2,583,474 shares of the Company’s common stock, which terminate five years from the closing date (the “Termination Date”) and initially had an exercise price of $1.20 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise. On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. Based on the reduced exercise price of the warrants issued in conjunction with Tranche III (See below), the exercise price of the Warrants were reduced to $0.50 and by the terms of the original agreement, the investors were issued an additional 7,568,526 warrants to obtain the same warrant coverage as the Tranche III agreement. The additional warrants that were issued had a fair value of $3,289,000 and was recorded as interest expense during the three months ended June 30, 2009.

5.	SENIOR SECURED ORIGINAL ISSUE DEBT DISCOUNT, continued

During the three months ended June 30, 2009, the Company issued and sold a portion of the third tranche (“Tranche III”)of debentures in total principal amount of $364,500, due two years from the issuance of the securities, under the same debenture facility. In connection with the private placement, the investors also received warrants to purchase up to 1,458,000 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.

In connection with the private placement, the Company issued to the investors in both Tranche I and Tranche II an additional investment right (the “AIRs”). Pursuant to the AIRs, each investor will have the right to purchase, for 270 days from the issuance of the debenture, up to an additional principal amount of Debentures equal to such investor's principal amount of the Debentures and Warrants pursuant to the Purchase Agreement, along with additional Warrants to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares issuable upon conversion of the additional Debentures so purchased by the investor. The AIRs from both Tranche one and two have expired unexercised.

The initial conversion price (“Initial Conversion Price”) of both Tranche I and Tranche II of Debentures was $0.9824 per share. The conversion price of Tranche III was $0.25. Based on the reduced conversion price of the Debentures issued in conjunction with the Tranche III, the conversion price of the Debentures from Tranches I and II were reduced to $0.25 based on the terms of the original agreement governing their issuance. The modification of the conversion feature resulted in an increase in the value of the instrument of $2,647,000 and was recorded as interest expense during the three months ended June 30, 2009.

The Company adopted the provisions of EITF 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-05) on April 1, 2009 and the warrants and convertible features on the debentures, which were previously classified as equity, are now classified as a derivative liability and is recorded at fair value. We used a Black-Scholes pricing model to determine the value of the warrants and conversion features. The model uses sourced inputs such as interest rates, stock price and volatility, the selection of which requires management judgment. SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) requires that the fair value of these liabilities be remeasured at the end of every reporting period with the change in fair value reported in the statement of operations.

On Tranche I and II, the gross redemption value of $2,538,000 were recorded net of a discount of $2,526,000. The debt discount consisted of $423,000 related to the original issue discount, $1,815,000 related to the allocated fair value of the warrants, $1,323,000 relates to the beneficial conversion feature of the note mitigated by deemed interest of $1,035,000 due to the fact that the proceeds in some of the issuances were less than the fair value issued in the transaction. The debt discount is charged to interest expense ratably over the life of the loan. Amortization related to the debt discount on Tranche I and II totaled $1,166,079 through March 31, 2009. This amortization as well as the deemed interest is recorded as part of the cumulative adjustment in the accumulated deficit. During the quarter ended June 30, 2009, the Company amortized $314,885 of debt discount related to Tranches I and II.

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

The derivative liabilities were valued using the Black-Scholes model with the following assumptions.

5.	SENIOR SECURED ORIGINAL ISSUE DEBT DISCOUNT, continued

	June 30,	Tranche III	March 31,	Tranche I & II
	2009	Inception	2009	Inception
Conversion Feature:
Risk-free interest rate	1.10%	0.88%-1.26%	0.83%	2.0% -4.25%
Expected volatility	167.73%	154.9%-167.2%	155.02%	106.7%-112.0%
Expected life (in years)	.68-1.96	2.0	.93-1.50	2.0
Expected dividend yield	-	-	-	-

Warrants:
Risk-free interest rate	2.54%	1.74%-2.75%	1.65%	0.50%-2.50%
Expected volatility	167.73%	154.9%-167.2%	155.02%	105.1%-155.1%
Expected life (in years)	3.93-4.96	5.00	3.93-4.50	5.00
Expected dividend yield	-	-	-	-

Under additional provisions of the securities purchase agreements related to such Debentures, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met. Based on not meeting the revenue minimums, the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 630,667 shares of the Company’s common stock related to Tranches I and II. The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. On July 15, 2009, The Company has issued 400,000 shares of penalty warrants to the debenture holders in Tranche I related to this penalty. The fair value of these warrants is $80,000 based on a Black Scholes model. The Company also expects to issue 230,667 penalty warrants to the debenture holders in Tranche II in anticipation of not meeting the revenue minimums in the tranche two purchase agreement. The Company has recorded the expected Black Scholes fair value of $44,743 in relation to the expected issuance of Tranche II penalty warrants. The Company recorded this penalty during the year ended March 31, 2009 as that is the period when the revenue shortfall occurred. Existing issuances on the Tranche III Facility have similar provisions to purchase up to 146,000 similar warrants if the Company fails to meet revenue minimums for the year ended March 31, 2010.

6.	NOTES PAYABLE

Notes payable consist of the following:

		June 30, 2009
		(unaudited)	March 31, 2009

Notes Payable - Delis - related party	[a]	$200,000	$200,000
Notes Payable - various	[b]	401,250	401,250
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party	[c]	250,000	250,000
Senior Subordinated Notes Payable, net of debt discount of $42,432 and $53,856, respectively	[d]	207,568	196,144
		$1,058,818	$1,047,394

Less: Current Maturities		1,058,818	601,250
Long-Term Notes Payable		$-	$446,144

6.	NOTES PAYABLE, continued

[a]    On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, since the Company did not repay the note by the maturity date, it issued an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008. The Company is negotiating an extension or conversion to shares of common stock that would supersede such extension agreement subject approval from the majority of the secured debenture holders. There can be no assurance that it will be able to obtain such an extension or approval from the majority of the debenture holders. This note is secured by a second lien on all of the assets of the Company.

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

At June 30, 2009, all of these notes are in default, plus interest of $221,642. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the unit, as a penalty until the repayment of the notes in full. The Company accrued $19,587 of interest and granted 22,500 penalty warrants, valued at $4,725 related to such notes during the three months ended June 30, 2009. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c] An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000. This new note is subordinated to the Debentures described in Note 5 above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896. For the three months ended June 30, 2009, the Company accrued $6,250 of interest due on this note.

 [d] An existing note in the amount of $250,000 had matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder for $250,000. This new note is subordinated to the notes in Note 5 and [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum. In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants (as more fully described below), and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share, which warrant expires on March 5, 2013. For the three months ended June 30, 2009, the Company accrued $6,250 of interest due on this note.

7.	COMMITMENTS AND CONTINGENCIES

[a]
Legal Proceedings - On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share and where the Company will pay legal fees of approximately $12,000 to plaintiff.  The settlement documentation is currently being reviewed and will be finalized shortly. This obligation is recorded as Accounts Payable at June 30, 2009

10.	COMMITMENTS AND CONTINGENCIES, continued

On December 20, 2007, a complaint was filed in the United States District Court for the District of Colorado alleging additional commissions are due to a third party introducer. The plaintiff demanded payment of additional commission of $143,000 for the period ended September 30, 2007 and additional commissions through December 31, 2007. The Company has settled the matter and as of June 30, 2008 accrued a payment due on or before July 7, 2008 of $89,683 as final settlement of all past and future amounts due to said party.  On July 1, 2008 all amounts related to this settlement have been paid and the matter has been dismissed

On December 18, 2008,  Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based demanding payment on a promissory note in default and was seeking immediate payment of a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was to be paid in 24 equal payments of $12,183 beginning June 1, 2009. The Company is in default of the payment plan. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,500 based on a Black-Scholes model. This matter has been finalized and the first payment made on May 18, 2009. This obligation is recorded as notes payable and accrued interest at June 30, 2009. This obligation is recorded as notes payable and accrued interest at June 30, 2009

[b]
Product Liability Insurance - The manufacture and sale of our products involve the risk of product liability claims.  We do not carry product liability insurance.  A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products from the market or otherwise adversely affect our business and operations.

[c]
Other - The Company has reported to the IRS the taxable income of the Chief Executive Officer and Chief Technology Officer to date using forms 1099 and 1096. Since 2001, the Company has accrued approximately $770,000 as accrued compensation which was calculated as the difference between their gross and net compensation for the period. The Company plans to pay this accrued compensation of approximately $770,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported. This obligation is recorded as Accrued Compensation at March 31, 2009

Such payroll tax reporting classification is subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could determine that such individuals’ compensation should have been reported on the basis that such individuals are employees.  Accordingly, depending on such potential audit, the Company may be subject to additional payroll related liabilities the amount of which, if any, is not determinable at this time.

The Company is delinquent in the payment of its payroll tax liabilities with the Internal Revenue Service.  As of March 31, 2009, unpaid payroll taxes total approximately $468,000 and related penalties and interest approximated $134,000 computed through March 31, 2009.  These liabilities have been recorded as accrued compensation and selling, general and administrative expenses at March 31, 2009. The Company expects to pay these delinquent payroll tax liabilities as soon as possible.  The final amount due will be subject to negotiations with the Internal Revenue Service.

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

8.	FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

SFAS 157 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Liabilities measured at fair value on a recurring basis at June 30, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Conversion Features	$-	$-	$1,932,000	$1,932,000
Warrant liability	$-	$-	$2,967,000	$2,967,000
	$-	$-	$4,899,000	$4,899,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liabilities consist of derivative liabilities associated with the debentures and warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended June 30, 2009

8.	FAIR VALUE MEASUREMENTS, continued

	Conversion	Warrant
	Feature	Liability	Total
Balance April, 1, 2009, adoption of EITF 07-05	$904,000	$1,225,000	$2,129,000
Total realized/unrealized (gains) or losses
Included in other income (expense)	(2,131,000)	(2,129,000)	(4,260,000)
Included in stockholder's equity	-	-	-
Purchases, issuances or settlements	3,159,000	3,871,000	7,030,000
Transfers in and /or out of Level 3	-	-	-
Balance June 30, 2009	$1,932,000	$2,967,000	$4,899,000

9.	MAJOR CUSTOMERS, FOREIGN REVENUE AND CONCENTRATION OF CREDIT RISK

[a]	Major Customers

The Company sold a substantial portion of its product and services to one customer during the three months ended June 30, 2009 and 2008. Sales to this customer were approximately 73% and 61% of total sales, respectively. Accounts receivable balance for this customer was approximately $58,000 and $153,000 at June 30, 2009 and 2008, respectively.

[b]	Foreign Revenue

The Company generated approximately $83,000 of revenue from the sale of its products and services to foreign customers during the three months ended June 30, 2008. There were no foreign sales for the three months ended June 30, 2009.

10.	SUBSEQUENT EVENTS

Under provisions of the Tranche I and II securities purchase agreements, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met. Based on not meeting the revenue minimums, the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 630,667 shares of the Company’s common stock related to Tranche I and II. The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. On July 15, 2009, The Company has issued 400,000 shares of penalty warrants to the debenture holders in Tranche I related to this penalty. The fair value of these warrants is $80,000 based on a Black Scholes model. The Company also expects to issue 230,667 penalty warrants to the debenture holders in Tranche II in anticipation of not meeting the revenue minimums in the Tranche II purchase agreement. Tranche III has similar provisions to purchase up to 146,000 similar warrants if the Company fails to meet revenue minimums for the year ended March 31, 2010.

The Company has evaluated its June 30, 2009 condensed financial statements for subsequent events through August 19, 2009 the date the Financial were issued. The company is not aware of any subsequent events which would require recognition or disclosures in the condensed financial statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) Concentration of Our Business in One Customer; (v) our need for additional capital and the uncertainty of obtaining it; (vi) substantially all of our assets are pledged to secure our indebtedness; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xviv) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxv) the risk that the Company may be ineligible for quotation by a NASD member due to the Company having been late on two filings with the SEC, (xxvi)control by certain stockholders; and (xxviI) our increasing dependence on a single customer. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC.

Recent Developments for the Company

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast, building management and navigation aid transmission networks to optimize operations and ensure they remain healthy and fully operational 24/7. A typical infrastructure network comprises a network operations center or master control plus a network of remote transmission sites that incorporate a wide range of communication devices, building, facilities management and environmental control systems.

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

The optimization of network performance and the preemption of failure eliminates or minimizes network or individual site malfunction or downtime. Transmission downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and customer satisfaction. Investment payback periods relative to the purchase cost of the Statmon Platform compared to the operators loss of revenue or costs of being “off the air” typically make the return of investment very attractive. Advertisers do not pay for commercials that do not go to air and cell phone users cannot make calls or download video when a base station or cell site is off the air. Geographically, the Statmon Platform streamlines the network engineering and remote site field trips and maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources. The Statmon Platform can dramatically facilitate the green policies being implemented by all levels of corporate and government entities. Architecturally designed as a universal “Manager of Technologies” application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a network operations center or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen. In real time, a proactive alarm system reports to a network operations center or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote back on line when network operations are restored.

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

The marketing and distribution of our products is primarily facilitated by third party sales channel partners, value added resellers, black label and original equipment manufacturer collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force. We have a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional network television market is undergoing a resurgence of activity and reformatting as the digital and high definition (“HD”) television, cable and satellite delivery systems realign their operating and business models post the analog switch off including offering additional digital channels that individually focus on HD programming, continuous news coverage and weather reporting, sports and special interest coverage. Now that analog broadcasting has officially been turned off the digital HD network broadcast operations are being streamlined or rationalized with central casting, regional hubs and stations and unmanned remote site transmission operations. The traditional radio markets are retrofitting to multi band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

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

Under our agreement with FLO TV we are licensing our Axess software and supplying interface components for the FLO TV San Diego Network Operation Center and the national rollout of wireless transmission sites. Under such agreement, Qualcomm and/or FLO TV periodically issue purchase orders to us. From September 7, 2006 to March 31, 2009, Qualcomm and/or FLO TV has jointly purchased $6,000,019 from us. Between April 1, 2009 and July 31, 2009 sales under this contract were $390,600, and we have received purchase orders for an additional $243,000 of product for delivery in the month of August 2009 of which $180,000 has been delivered to date. Statmon products for the FLO TV build plan through May 2010 is currently at $828,000.The FLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for an initial term of three years with extensions predicated on the annual support agreements remaining current. The number of FLO TV sites is expected to increase to as many as 1,200 remote as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

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

We expect the wireless and infrastructure markets to experience sustained growth over the next ten to twenty years as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services customers expect. We believe that our background in the mainstream broadcast transmission industry at the highest TV and radio network levels plus our three year involvement with wireless technology leader Qualcomm places us in a credible position to satisfy the operational needs of the mainstream telecommunications, wireless and infrastructure providers for RF and content delivery, as well as overall communications network, building and remote site management and control.

Our significant clients include Qualcomm - FLO TV; General Electric – NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

For the Three Months Ended June 30, 2009 and 2008

Results From Operations

Revenues - Revenues were $530,692 and $935,475 for the three months ended June 30, 2009 and 2008, respectively. The decrease in revenues of approximately $405,000 is primarily due to decreased revenues associated with non-MediaFLO customers.

Cost of Sales - Cost of sales were $61,804 and $120,998 for the three months ended June 30, 2009 and 2008, respectively. Overall gross profit percentage increased to 88% in the three months ended June 30, 2009 compared to 87% in the comparable prior year period due to a similar sales mix of our product and service offerings during the year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,042,026 and $1,191,634 for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately $150,000. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in marketing costs related to having a greater presence at the annual National Association of Broadcasters (“NAB”) trade show in April 2008 than in April 2009.

Other (Income)Expense - Other (Income)Expense was $2,993,818 and $338,779 for the three months ended June 30, 2009 and 2008, respectively. The approximately $2,665,000 change can be attributed to the adoption of EITF 07-05 in the first quarter of 2009 as well as the issuance of additional warrant and conversion rights to our Tranche I and II debenture holders based on exercise price reset provisions in the debenture agreements.

Based on the adoption of EITF 07-05, We recorded a gain on a change in the fair value of derivatives liability of $4,260,000. This gain was mainly due to the fact that our stock price decreased during the three months ended June 30, 2009 which made our outstanding warrants and conversion features less valuable.

The Tranche III issuance in the three months ended June 30, 2009 had greater warrant coverage and a lower conversion price for the debenture. The Tranche I and II debenture holders were given the same warrant coverage and conversion price as the Tranche III holders and to recognize the transaction, we recorded interest expense of $5,936,000 to reflect the change in fair value of the warrant and conversion derivative liabilities before and after the exercise price reset provision.

Net Income/(Loss) - As a result of the above, for the three months ended June 30, 2009, the Company recorded a net loss of $3,566,956 compared to a net loss of $715,936 for the same period the previous year.

Liquidity and Capital Resources

Cash balances totaled $1,201 as of June 30, 2009 compared to $176,173 at June 30, 2008.

Net cash used in operating activities was $280,349 and $304,414 for the three months ended June 30, 2009 and 2008, respectively. The use of cash in 2009 and 2008 is the primarily the result of funding the net operating loss of $573,138 and $377,157 for the three months ended June 30, 2009 and 2008, respectively.

Net cash used in investing activities was $0 and $9,289 and for the three months ended June 30, 2009 and 2008, respectively. The primary use of cash in 2008 related to computer and equipment purchases.

Net cash provided by financing activities was $280,550 and $416,800 for the three months ended June 30, 2009 and 2008, respectively. Net cash provided by financing activities in fiscal 2009 was the result of net proceeds of $303,750 related to the issuance of $364,500 principal amount of Debentures related to the Tranche III of the Company’s private placement of such Debentures. Financing costs of $24,000 were incurred related to the raise of the capital for the Company. Net cash provided by financing activities in the three months ended June 30, 2008 was the result of proceeds from issuance of $540,000 from the issuance of $648,000 principal amount of Debentures in Tranche II of the Company’s private placement of such Debentures.  Financing costs of $24,000 and $123,200 were incurred related to raise of capital for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had a working capital deficiency of approximately $5,191,000 including short-term notes payable, convertible notes payable and accrued interest of approximately $2,585,000, net of applicable debt discount of approximately $1,241,000.  We also have long-term convertible debentures of approximately $578,000, net of an applicable debt discount of approximately $168,000.

In order to continue its operations beyond June 2010, the Company will need to increase revenue and profit margins, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of Debentures.

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

Going Concern

The Company has incurred net losses of approximately $27.0 million since inception. Additionally, the Company had a net working capital deficiency of approximately $5.2 million at June 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-K for the year ended March 31, 2009, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(Not Applicable)

Item 4T.  Controls and Procedures.

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified by management relating to the lack of sufficient accounting resources.

Based upon its evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded there are material weaknesses with respect to its internal control over financial reporting as defined in Rule 13a-15(e).

The material weaknesses identified by management relates to the lack of sufficient accounting resources, the lack of documentation of the performance of key controls and document retention. Historically, We have only had one full-time employee in our accounting department (Chief Operating Officer) to perform routine record keeping and his resignation in January 2009 has caused many key controls to be performed by, or at the direcion of our CEO and CFO.  Consequently, our financial reporting function is limited.  In order to correct the material weaknesses, the Company has hired outside consultants to assist with financial statement preparation and reporting needs of the Company and plans on hiring additional internal full-time accounting personnel in the third calendar quarter of 2009 and intends to assist internal accounting personnel with consultants as needed to ensure that management will have  adequate resources in order to attain complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities as the Company continues to expand.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended June 30, 2009 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

[a]
Legal Proceedings - On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a conditional settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share provided the Company completes the proposed Convertible Debenture and warrant financing in a timely manner. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share and where the Company will pay legal fees of approximately $12,000 to plaintiff.  The settlement documentation is currently being reviewed and will be finalized shortly. This obligation is recorded as Accounts Payable at June 30, 2009

[b]
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
On December 18, 2008,  Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based demanding payment on a promissory note in default and was seeking immediate payment of a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was to be paid in 24 equal payments of $12,183 beginning June 1, 2009. The Company is in default of the payment plan. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,500 based on a Black-Scholes model. This matter has been finalized and the first payment made on May 18, 2009. This obligation is recorded as notes payable and accrued interest at June 30, 2009.

Item 1A. Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Between April 1 and June 30, 2009, the Company sold Units to investors as follows:

•
The Company issued an additional $364,500 principal amount of the Debentures and received net proceeds of $303,750 related to the third tranche of the private placement of such Debentures. In connection with the Debentures, the Company issued five-year warrants to purchase 1,440,000 shares of common stock at $0.50 per share. The Debentures are convertible into common stock at $0.25 per share.

Item 3.	Defaults Upon Senior Securities.

At June 30, 2009, $601,250 principal amount of short-term promissory notes are in default and $236,009 of interest had accrued on all outstanding short-term promissory notes as of such date.

Item 4.	Submission of Matters to a Vote of Security Holders.

(Not Applicable)

Item 5.	Other Information.

(Not Applicable)

Item 6.	Exhibits

(a)	Exhibits
	31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
	31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
	32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
	32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2009	/s/Geoffrey P. Talbot/s/
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.