Form 10-K/A
period 2008-03-31
STATMON TECHNOLOGIES CORP
filed 2009-08-27
CIK 319008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A
Amendment No. 2

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2008 was 23,757,470

As of June 30, 2008, 10,920,597 shares of the Company’s common stock, par value $0.01 per share, were held by non-affiliates, which had a market value of approximately $10,920,597 based on available OTCBB quote of the average between the high and low bid of $1.00 per share.

 Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report filed on Form 10-KSB, as amended on April 10, 2009, for the fiscal year ended March 31, 2008, as originally filed with the Securities and Exchange Commission on July 14, 2008 (our “Report”), to amend Item  8A(T). – Controls and Procedures, in response to comments made by the Staff of the Securities and Exchange Commission in connection with its review of our Report.

This Amendment No. 2 to Form 10-K/A continues to speak as of the date of our Report and, other than as specifically reflected in this Amendment No. 2 to Form 10-K/A, does not reflect events occurring after the filing of our Report or modify or update any related disclosures.

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

As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15e promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

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

In connection with the filing of our Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of the material weakness described below, we have concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 based on the criteria in Internal Control—Integrated Framework.

Management identified a material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

The material weakness identified by management relates to the lack of sufficient accounting resources.  We have only one full-time employee in our accounting department (Chief Operating Officer) to perform routine record keeping.  Consequently, our financial reporting function is limited.

In order to correct this material weakness, the Company has hired outside consultants to assist with financial statement preparation and reporting needs of the Company and plans on hiring additional internal full-time accounting personnel in the third calendar quarter of 2009 and intends to assist internal accounting personnel with consultants as needed to ensure that management will have adequate resources in order to attain complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities as the Company continues to expand.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

STATMON TECHNOLOGIES CORP., a Nevada corporation

By:	/s/ Geoffrey P. Talbot
Geoffrey P. Talbot Chairman, CEO, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 27, 2009