Form 10-Q/A
period 2008-09-30
STATMON TECHNOLOGIES CORP
filed 2009-08-27
CIK 319008

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

EXPLANATORY NOTE

The Company has filed the attached Amendment No. 2 to Form 10-Q/A in response to comments made by the Staff of the Securities and Exchange Commission.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended September 30, 2008 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

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