Form 10-Q/A
period 2008-12-31
STATMON TECHNOLOGIES CORP
filed 2009-08-27
CIK 319008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2009
Common Stock, $.01 par value	23,815,808

EXPLANATORY NOTE

The Company has filed the attached Amendment No. 1 to Form 10-Q in response to comments made by the Staff of the Securities and Exchange Commission.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended December 31, 2008 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

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