Form 10-Q
period 2009-09-30
STATMON TECHNOLOGIES CORP
filed 2009-11-23
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
(Do not check if a smaller reporting company)                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common Stock, $.01 par value	24,201,447

FORM 10-Q

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
September 30, 2009

Item 1.  Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	March 31,
	(unaudited)	2009
ASSETS
Current Assets:
Cash	$1,201	$1,000
Accounts receivable, net of allowance of $40,246 and $31,000, respectively	140,553	171,924
Inventories	43,192	140,384
Prepaid expense and other current assets	43,128	17,214

Total Current Assets	228,074	330,522
Property and equipment, net of accumulated depreciation of $180,422 and $150,517 repectively	164,524	194,429
Deferred financing costs, net of accumulated amortization of $218,618 and $458,229 repectively	104,028	206,002
Security deposits and other assets	50,959	50,959

Total Assets	$547,585	$781,912

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $450,000 and $200,000 due to a related party, respectively), net of debt discount of $30,882 and $0, respectively	$1,070,368	$601,250
Convertible notes payable, net of debt discount of $940,520 and $696,575, respectively	1,572,480	803,425
Accounts payable	1,432,900	1,120,820
Accrued expenses	222,809	263,426
Accrued compensation	1,605,731	1,209,735
Interest payable (including $51,692 and $39,480 due to related party, respectively)	295,505	235,165
Deferred revenue	320,019	387,281
Derivative liability	4,042,000	—

Total Current Liabilities	10,561,812	4,621,102

Long-term Liabilities:
Notes payable (including $0 and $250,000 due to related party), net of debt discount of $0 and $53,856, respectively	—	446,144
Convertible notes payable, net of debt discount of $131,157 and $643,600, respectively	294,843	394,401
Total Liabilities	10,856,655	5,461,647

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 24,067,474 and 23,807,474 issued and outstanding, respectively	240,674	238,074
Additional paid-in capital	16,415,203	19,026,089
Accumulated deficit	(26,964,947)	(23,943,898)
Total Stockholders' Deficiency	(10,309,070)	(4,679,735)
Total Liabilities and Stockholders' Deficiency	$547,585	$781,912

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008
Revenue	$641,032	$1,115,883

Cost of Sales	60,388	154,180

Gross Profit	580,644	961,703

Selling, General and Administrative Expenses	1,069,689	1,152,128

Operating Loss	(489,045)	(190,425)

Other (Income) Expense:
Interest (including $13,750 and $13,712 to related parties for 2009 and 2008 periods, respectively)	44,490	34,184
Common stock and warrants issued in association with debt	49,900	6,075
Amortization of debt discount	375,832	334,666
Amortization of deferred financing costs	32,831	191,756
Gain on change in fair value of derivatives	(1,047,000)	—
Total Other (Income) Expense	(543,947)	566,681

NET INCOME (LOSS)	$54,902	$(757,106)

NET INCOME (LOSS) PER SHARE - Basic and Diluted	$0.00	$(0.03)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	24,493,457	23,769,971

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended September 30,
	2009	2008
Revenue	$1,171,724	$2,051,358

Cost of Sales	122,192	275,177

Gross Profit	1,049,532	1,776,181

Selling, General and Administrative Expenses	2,111,716	2,343,762

Operating Loss	(1,062,184)	(567,581)

Other Expense:
Interest (including $27,500 and $27,274 to related parties for 2009 and 2008 periods, respectively)	97,304	90,743
Common stock and warrants issued in association with debt	6,796,375	20,925
Amortization of debt discount	737,218	561,146
Amortization of deferred financing costs	125,974	232,646
Gain on change in fair value of derivatives	(5,307,000)	—
Total Other Expense	2,449,871	905,460

NET LOSS	$(3,512,055)	$(1,473,041)

NET LOSS PER SHARE - Basic and Diluted	$(0.15)	$(0.06)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	24,157,751	23,695,204

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency
Balance, April 1, 2009	23,807,474	238,074	19,026,089	(23,943,898)	(4,679,735)

Cumulative effect of a change in accounting principle - reclassification of equity-linked financial instruments to derivative liabilities	—	—	(2,600,261)	491,006	(2,109,255)
Warrant Exercise	160,000	1,600	—	—	1,600

Conversion of Convertible Debentures	100,000	1,000	24,000	—	25,000
Reclassification of derivative liability to equity	—	—	15,000	—	15,000
Reclassification of equity to derivative liability	—	—	(107,000)	—	(107,000)
Stock-based compensation	—	—	34,000	—	34,000
Issuance of debt related penalty warrants	—	—	7,875	—	7,875
Issuance of warrants related to a settlement agreement	—	—	15,500	—	15,500
Net Loss				(3,512,055)	(3,512,055)

Balance, September 30, 2009	24,067,474	240,674	16,415,203	(26,964,947)	(10,309,070)

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,512,055)	$(1,473,041)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	29,905	29,543
Common stock and warrants issued in association with debt	6,796,375	20,925
Common stock issued for interest	—	17,646
Provision for doubtful accounts	10,000	—
Gain on change in fair value of derivatives	(5,307,000)	—
Amortization of debt discount	737,218	561,146
Amortization of deferred financing costs	125,974	232,646
Deferred rent expense	(40,618)	(28,940)
Non-cash stock based compensation charge	34,000	53,250
Changes in operating assets and liabilities:
Accounts receivable	21,371	(54,753)
Inventories	97,192	(10,922)
Prepaid expense and other current assets	(25,914)	119,423
Security deposits and other assets	—	22,175
Accounts payable	312,079	(126,683)
Accrued expenses	—	(60,059)
Accrued compensation	395,996	61,975
Interest payable	60,340	33,637
Deferred revenue	(67,262)	(16,860)
NET CASH USED IN OPERATING ACTIVITIES	(332,399)	(618,892)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,702)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	355,000	865,000
Proceeds from exercise of warrants	1,600	—
Repayment of notes payable	—	(50,000)
Deferred financing costs	(24,000)	(143,026)
NET CASH PROVIDED BY FINANCING ACTIVITIES	332,600	671,974
NET INCREASE IN CASH	201	40,380
CASH, BEGINNING OF PERIOD	1,000	73,076
CASH, END OF PERIOD	$1,201	$113,456
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$24,372	$20,284

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended September 30,
	2009	2008
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cumulative effect of change in accounting principal
on accumulated deficit	$491,006	$—
Cumulative effect of change in accounting principal
on paid in capital	$(2,600,261)	$—
Issuance of common stock for conversion of convertible
debentures	$25,000	$—
Reclassification of derivative liability to equity	$15,000
Reclassification of warrants to derivative liability	$(107,000)
Issuance of warrants related to debt acquisition	$—	$397,997
Issuance of common stock and warrants to financial advisors	$—	$248,670
Issuance of warrants to placement agents	$—	$31,500
Beneficial conversion related to convertible debentures	$—	$427,564

See accompanying notes to condensed consolidated financial statements (unaudited)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Business Description, Going Concern and Accounting Policies

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

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company's wholly-owned subsidiaries, Statmon-eBI Solutions, LLC and STC Software Corp.  All inter-company accounts and transactions have been eliminated in consolidation.

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

1.	Business Description, Going Concern and Accounting Policies (continued)

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the entities included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities Exchange Commission.

Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial statement information and assume that the Company will continue as a going concern. The Company has incurred net losses of approximately $27.0 million since inception. Additionally, the Company had a net working capital deficiency of approximately $10.3 million at September 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the six months ended September 30, 2009 by raising an additional $355,000 of proceeds through the sale of Senior Secured Convertible Debentures.

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

During the first six months of Fiscal 2010, the Company has closed $355,000 of proceeds related to the third tranche of the OID note financing, the net proceeds were used to reduce certain obligations. There can be no guarantee that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, it may be forced to cease business operations, sell assets and/or seek protection under applicable bankruptcy laws.

1.	Business Description, Going Concern and Accounting Policies (continued)

Revenue Recognition

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

Subsequent Events

Management has evaluated subsequent events or transactions occurring through November 23, 2009, the date the financial statements were issued.  The Company is not aware of any additional subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board  (“FASB”) updated topic 605 on Revenue Recognition authoritative guidance on revenue recognition that will become effective for us beginning April 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 166 “Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140”. This standard has not yet been integrated into the Codification. This guidance requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets, eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements.

1.	Business Description, Going Concern and Accounting Policies (continued)

In June 2009, the FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard has not yet been integrated into the Codification. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the Company’s condensed consolidated financial statements

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB updated ASC Topic 810 on Consolidations. This guidance establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, sometimes called a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the amounts of consolidated net income attributable to both the parent and the noncontrolling interest must be reported separately on the face of the income statement. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, which amends and expands existing disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued new accounting guidance, primarily codified under ASC Topic 470 on Debt related to the Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). Current guidance specifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate and requires retrospective application for all periods presented. The adoption did not have a material impact on the Company’s condensed consolidated results of operations or financial condition for all periods presented

1.	Business Description, Going Concern and Accounting Policies (continued)

In June 2008, the FASB updated the ASC Topic 815 on Derivatives and Hedging.  The update provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock.  It requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and thus exempt from the application of derivative accounting. Although this update is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this topic update has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) conversion features that also contain price adjustment features.  Our warrants and conversion features with these features are no longer deemed to be indexed to the company’s own stock and are no longer classified as equity.  Instead, these warrants and conversion features were reclassified as a derivative liability on April 1, 2009 as a result of this updated ASC.  The fair value of the derivative liability as of April 1, 2009 was $2,109,000 and was recorded as a cumulative adjustment to our stockholders’ deficiency.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES

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

During the six months ended September 30, 2008, the Company issued and sold the second tranche (“Tranche II”) of debentures in total principal amount of $1,038,000, due two years from the issuance of the securities, under the same debenture facility.  The terms are substantially the same and the Company received net proceeds after deducting the expenses of the private placement of approximately $865,000 related to Tranche II.

In connection with the private placement, the investors also initially received warrants (the “Warrants”) to purchase up to 2,583,474 shares of the Company’s common stock, which terminate five years from the closing date (the “Termination Date”) and initially had an exercise price of $1.20 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.  On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. Based on the reduced exercise price of the warrants issued in conjunction with Tranche III (See below), the exercise price of the Warrants were reduced to $0.50 and by the terms of the original agreement, the investors were issued an additional 7,568,526 warrants to obtain the same warrant coverage as the Tranche III agreement.  The additional warrants that were issued had a fair value of $3,289,000 and were recorded as interest expense during the six months months ended September 30, 2009.

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES (C0NTINUED)

During the six months ended September 30, 2009, the Company issued and sold a portion of the third tranche (“Tranche III”)of debentures in total principal amount of $426,000, due two years from the issuance of the securities, under the same debenture facility.   In connection with the private placement, the investors also received warrants to purchase up to 1,704,000 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.

The initial conversion price (“Initial Conversion Price”) of both Tranche I and Tranche II of Debentures was $0.9824 per share.  The conversion price of Tranche III was $0.25.  Based on the reduced conversion price of the Debentures issued in conjunction with Tranche III, the conversion price of the Debentures from Tranches I and II were reduced to $0.25 based on the terms of the original agreement governing their issuance.  The modification of the conversion feature resulted in an increase in the value of the instrument of $2,647,000 and was recorded as interest expense during the six months ended September 30, 2009.

The Company adopted the provisions of an update on ASC Topic 815 Derivatives and Hedging on April 1, 2009 and the warrants and convertible features on the debentures, which were previously classified as equity, are now classified as liabilities and are recorded at fair value.  We used a Black-Scholes pricing model to determine the value of the warrants and conversion features.  The model uses sourced inputs such as interest rates, stock price and volatility, the selection of which requires management judgment. and requires that the fair value of these liabilities be remeasured at the end of every reporting period with the change in fair value reported in the statement of operations.

On Tranche I and II, the gross redemption value of $2,538,000 were recorded net of a discount of $2,526,000.  The debt discount consisted of $423,000 related to the original issue discount, $1,815,000 related to the allocated fair value of the warrants, $1,323,000 relates to the beneficial conversion feature of the note mitigated by deemed interest of $1,035,000 due to the fact that the proceeds in some of the issuances were less than the fair value issued in the transaction.   The debt discount is charged to interest expense ratably over the life of the loan. Amortization related to the debt discount on Tranche I and II totaled $1,166,079 through March 31, 2009.  This amortization as well as the deemed interest is recorded as part of the cumulative adjustment in the accumulated deficit.   During the six months ended September 30, 2009, the Company amortized $633,230 of debt discount related to Tranches I and II.

The gross proceeds of $426,000 related to Tranche III were recorded net of a discount of $426,000.  The debt discount consisted of $71,000 related to the original issue discount, $636,000 related to the fair value of the warrants and $556,000 related to the fair value of the conversion feature of the note mitigated by $837,000 of deemed interest that was expensed immediately.  During the six months ended September 30, 2009, the Company amortized $81,014 of debt discount related to Tranche III.

The derivative liabilities were valued using the Black-Scholes model with the following assumptions.

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES (C0NTINUED)

	September 30,	Tranche III	March 31,	Tranche I & II
	2009	Inception	2009	Inception
Conversion Feature:
Risk-free interest rate	0.40%	0.88%-1.26%	0.83%	2.0% -4.25%
Expected volatility	173.79%	154.9%-167.2%	155.02%	106.7%-112.0%
Expected life (in years)	0.43 -2.00	2.0	.93-1.50	2.0
Expected dividend yield	—	—	—	—

Warrants:
Risk-free interest rate	2.31%	1.74%-2.75%	1.65%	0.50%-2.50%
Expected volatility	173.79%	154.9%-167.2%	155.02%	105.1%-155.1%
Expected life (in years)	3.68-5.00	5.00	3.93-4.50	5.00
Expected dividend yield	—	—	—	—

Under additional provisions of the securities purchase agreements related to such Debentures, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met.  Based on not meeting the revenue minimums, the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 1,030,667 shares of the Company’s common stock related to Tranches I and II.  The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. During the six months ended September 30, 2009, The Company has issued 400,000 and 276,800 shares of penalty warrants to the debenture holders in Tranche I and Tranche II, respectively related to this penalty.  The fair value of these warrants is $124,743 based on a Black Scholes model and The Company recorded this penalty during the year ended March 31, 2009 as that is the period when the revenue shortfall occurred.  Tranche III has similar provisions to receive up to 113,600 similar warrants based on the existing Tranche III issuance if the Company fails to meet revenue minimums for the year ended March 31, 2010.

The amount of maturities under the Secured Senior Secured Original Issue Discount Convertible Debentures (not netted to include the debt discount and assuming that the debenture is not converted into common stock) is $3,038,000 and $426,000 for the year ended September 30, 2010 and 2011, respectively.

3.	NOTES PAYABLE

Notes payable consist of the following:

			September 30, 2009 (unaudited)	March 31, 2009

Notes Payable - Delis - related party	[a	]	$200,000	$200,000
Notes Payable - various	[b	]	401,250	401,250
Senior Subordinated Notes Payable - Thieme Consulting,
Inc. - related party	[c	]	250,000	250,000
Senior Subordinated Notes Payable, net of debt	[d	]
discount of $30,882 and $53,856, respectively			219,118	196,144
			$1,070,368	$1,047,394
Less: Current Maturities			1,070,368	601,250
Long-Term Notes Payable			$—	$446,144

[a] On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years. This note matured on October 24, 2007. Per the default terms of the note, since the Company did not repay the note by the maturity date, it issued an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for a new note with a maturity of October 24, 2008. The Company is negotiating a new note or conversion to shares of common stock that would supersede such new note agreement subject approval from the majority of the secured debenture holders. There can be no assurance that it will be able to obtain a new note or approval from the majority of the debenture holders.  This note is secured by a second lien on all of the assets of the Company.

 [b] These units generally consisted of (i) a promissory note bearing interest generally at 10% per annum, (ii) a share of the Company’s common stock and (iii) three or five-year warrant to purchase shares of common stock at an exercise price between $1.00 and $2.00 per share.  The total principal amount of these notes is $401,250 and represents eight notes with initial maturity dates between November 19, 2002 and October 21, 2008.

At September 30, 2009, all of these notes are in default, plus interest of $227,142. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the unit, as a penalty until the repayment of the notes in full. The Company accrued $39,175 of interest and granted 45,000 penalty warrants, valued at $7,875 related to such notes during the six months ended September 30, 2009. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c] An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000.  This new note is subordinated to the Debentures described in Note 2  above.  The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896. For the six months ended September 30, 2009, the Company accrued $12,500 of interest due on this note.

3.	NOTES PAYABLE (CONTINUED)

[d] An existing note in the amount of $250,000 had matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder for $250,000.  This new note is subordinated to the notes in Note 2 and [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share, which warrant expires on March 5, 2013.  For the six months ended September 30, 2009, the Company accrued $12,500 of interest due on this note.

4.	NET INCOME (LOSS) PER SHARE

Basic net income(loss) per share is computed by dividing the net income(loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income(loss) per share reflects potential dilution of securities by adding other potential common shares, including stock warrants and shares issuable upon the conversion of convertible notes payable, to the weighted-average number of common shares outstanding for a period, if dilutive.

The Company’s computation of weighted average per share includes 676,800 and 0 shares exercisable at $0.01 per share at September 30, 2009 and 2008, respectively.

Securities that could potentially dilute basic earnings per share (“EPS”), that were outstanding at September 30, 2009 and 2008 were not included in the computation of diluted EPS because to do so would have been anti-dilutive for that period.  As of September 30, 2009, The Company has outstanding warrants that can be exercised into 16,090,498 shares of common stock and outstanding convertible debentures that can converted into 11,756,000 shares of common stock.  As of September 30, 2008, the Company had outstanding warrants to purchase 6,142,173 shares of common stock and outstanding convertible debentures that could have been converted into 2,583,474 shares of common stock.

5.	COMMITMENTS AND CONTINGENCIES

[a]  Legal Proceedings.  On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share effective February 28, 2008 where the Company will pay legal fees of approximately $12,000 to plaintiff which is still outstanding.  The settlement documentation is currently being reviewed and will be finalized shortly. This obligation is recorded as accounts payable at September 30, 2009

On December 18, 2008 Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based on a promissory note and seeks a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was to be paid in 24 equal payments of $12,183 beginning June 1, 2011. The Company is in default of the payment plan because it has not made its November 1, 2009 payment. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,000 based on a Black–Scholes model. This matter has been finalized and the first payment made on May 18, 2009. This obligation is recorded as notes payable and accrued interest at September 30, 2009.

5.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

[c]  Payroll Taxes The Company has accrued approximately $475,000 as accrued compensation which was calculated as the difference between their gross and net compensation for the period less payment for tax obligations. The Company plans to pay this accrued compensation of approximately $475,000 to the Chief Executive Officer and Chief Technology Officer to satisfy the tax obligations related to the income reported as it becomes due.

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

The Company is delinquent in the payment and filing of its payroll tax liabilities with the Internal Revenue Service.  As of September 30, 2009, unpaid payroll taxes total approximately $499,000 and related penalties and interest approximated $257,000 computed through September 30, 2009.  These liabilities have been recorded as accrued payroll and selling, general and administrative expenses at September 30, 2009. The Company expects to pay and file these delinquent payroll tax liabilities as soon as possible.  The final amount due will be subject to negotiations with the Internal Revenue Service.

6.	FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company implemented ASC 850 Fair Value Measurements and Disclosures which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

It also established the following hierarchy used in fair value measurements and expanded the required disclosures of assets and liabilities measured at fair value:

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

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

Liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Conversion Features	$—	$—	$1,442,000	$1,442,000
Warrant liability	$—	$—	$2,600,000	$2,600,000
	$—	$—	$4,042,000	$4,042,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of derivative liabilities associated with the debentures and warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended September 30, 2009

	Conversion	Warrant
	Feature	Liability	Total
Balance April, 1, 2009	$904,000	$1,225,000	$2,129,000
Total realized/unrealized (gains) or losses
Included in other income (expense)	(2,650,000)	(2,657,000)	(5,307,000)
Included in stockholder's equity
Purchases, issuances or settlements	3,188,000	4,032,000	7,220,000
Transfers in and /or out of Level 3
Balance September 30, 2009	$1,442,000	$2,600,000	$4,042,000

The Company does not enter into derivative contracts for purposes of risk management nor speculation.  However, the Company has entered into agreements whose terms require that we classify certain freestanding warrants and embedded conversion features as liabilities for accounting purposes.  Our derivatives are classified as derivative liabilities in short-term liabilities on the balance sheet and the change in their fair value is recorded in other (income) expense on the statement of operations.

7.	CUSTOMER CONCENTRATION

The Company sold a substantial portion of its product and services to two customers during the six months ended September 30, 2009 and 2008. Sales to these customers were approximately 63% and 20% of total sales, respectively for the six months ended September 30, 2009 and 68% and 0% of total sales, respectively for the six months ended September 30, 2008.  Sales to these customers was approximately 55% and 36% of total sales, respectively for the three months ended September 30, 2009 and 73% and 0% of total sales, respectively for the three months ended September 30, 2008.

Accounts receivable balance for these two customers was approximately $92,000 and $0 at September 30, 2009 and $99,000 and $0 at September 30, 2008, respectively.

8.	RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $655,000 and $718,000 for the six months ended September 30, 2009 and 2008, respectively. Research and development expenditures were approximately $309,000 and $361,000 for the three months ended September 30, 2009 and 2008, respectively.

9.	SUBSEQUENT EVENT

On October 20, 2009, the Company issued 133,973 shares of common stock valued at $0.25 per share in lieu of cash interest payments for $15,959 of accrued interest on a note as well as to prepay $17,534 for future interest on the note through maturity in June 2010.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) Concentration of Our Business in One Customer; (v) our need for additional capital and the uncertainty of obtaining it; (vi) substantially all of our assets are pledged to secure our indebtedness; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xix) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxv) the risk that the Company may be ineligible for quotation by a NASD member due to the Company having been late on two filings with the SEC, (xxvi)control by certain stockholders; and (xxvii) our increasing dependence on a single customer.  For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC.

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

Under our agreement with FLO TV we are licensing our Axess software and supplying interface components for the FLO TV San Diego Network Operation Center and the national rollout of wireless transmission sites.  Under such agreement, Qualcomm and/or FLO TV periodically issue purchase orders to us.  From September 7, 2006 to March 31, 2009, Qualcomm and/or FLO TV has jointly purchased $6,696,769 from us and we have received purchase orders for an additional $185,000 of product for delivery in the third quarter of fiscal 2010.  The FLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for an initial term of three years with extensions predicated on the annual support agreements remaining current.  The number of FLO TV sites is expected to increase to as many as 1,200 remote as the network expands. We also provide support and maintenance to MediaFLO renewable on an annual basis.

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

Our significant clients presently and in the past include Qualcomm - FLO TV; General Electric – NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

For the Three Months Ended September 30, 2009 and 2008

Results From Operations

Revenues - Revenues were $641,032 and $1,115,883 for the three months ended September 30, 2009 and 2008, respectively. The decrease in revenues of approximately $475,000 is primarily due to decreased revenues associated with FLO TV due to the timing of the national rollout of their high-powered wireless transmission sites.

Cost of Sales - Cost of sales were $60,388 and $154,180 for the three months ended September 30, 2009 and 2008, respectively. Overall gross profit percentage increased to 91% in the three months ended September 30, 2009 compared to 86% in the comparable prior year period due to an increase, as a percentage of sales, in support services during the quarter.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,069,689 and $1,152,128 for the three months ended September 30, 2009 and 2008, respectively, a decrease of approximately $82,000.  The decrease in selling, general and administrative expenses is primarily attributed to a decrease in payroll costs based on headcount reductions.

Other (Income)Expense - Other (Income)Expense was ($543,947) and $566,681 for the three months ended September 30, 2009 and 2008, respectively.  The approximately $1,111,000 change can be attributed to the adoption of new accounting rules in the first quarter of 2009 in which we’re required to value the fair value of warrants and conversion features for certain outstanding equity instruments and record the change in fair value in Other (Income)/Expense.

We recorded a gain on a change in the fair value of derivatives of $1,047,000.  This gain is primarily due to the fact that our stock price decreased during the three months ended September 30, 2009 which made our outstanding warrants and conversion features less valuable.

Net Income/(Loss) - As a result of the above, for the three months ended September 30, 2009, the Company recorded net income of $54,902 compared to a net loss of $757,106 for the same period the previous year.  However, we are not yet profitable based on the operations of the Company and the net income for the quarter is due to the gain based on the change in the fair value of certain outstanding warrants and conversion features.  If this gain was not required to be recorded, our net loss for the quarter would have been approximately $992,000.

For the Six Months Ended September 30, 2009 and 2008

Results From Operations

Revenues - Revenues were $1,171,724 and $2,051,358 for the six months ended September 30, 2009 and 2008, respectively. The decrease in revenues of approximately $880,000 is primarily due to decreased revenues associated with FLO TV due to the timing of the national rollout of their high-powered wireless transmission sites.

Cost of Sales - Cost of sales were $122,192 and $257,177 for the six months ended September 30, 2009 and 2008, respectively. Overall gross profit percentage increased to 90% in the six months ended September 30, 2009 compared to 87% in the comparable prior year period due to an increase, as a percentage of sales, in support services during the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,111,716 and $2,343,762 for the six months ended September 30, 2009 and 2008, respectively, a decrease of approximately $232,000.  The decrease in selling, general and administrative expenses is primarily attributed to a decrease in marketing expenses due to having a smaller presence at the National Association of Broadcasters (“NAB”) trade show in 2009 and decrease in payroll costs based on headcount reductions.

Other (Income)Expense - Other (Income)Expense was $2,449,871 and $905,460 for the six months ended September 30, 2009 and 2008, respectively.  The approximately $1,554,000 increase can be attributed to $5,936,000 in expense due to the issuance of additional warrants and a reduction in the conversion price of the notes held by our Tranche I and II debenture holders.  Based on the terms of the debentures, the conversion price of the debentures and the amount and exercise price of their warrants would be reduced if the Company issued any new stock or debt at terms more beneficial than their terms.  When we issued our Tranche III debentures in the first quarter of 2010 with a lower conversion price and warrant exercise price, we had to reprice the Tranche I and II instruments.  This expense was mitigated by adoption of new accounting rules in the first quarter of 2009 in which we’re required to value the fair value of warrants and conversion features for certain outstanding equity instruments and record the change in fair value in Other (Income)/Expense.  We recorded a gain on a change in the fair value of derivatives of $5,307,000.  This gain is primarily due to the fact that our stock price decreased during the six months ended September 30, 2009 which made our outstanding warrants and conversion features less valuable.

Net Income/(Loss) - As a result of the above, for the three months ended September 30, 2009, the Company recorded a net loss of $3,512,055 compared to a net loss of $1,473,041 for the same period the previous year.

Liquidity and Capital Resources

Cash balances totaled $1,201 as of September 30, 2009 compared to $113,456 at September 30, 2008.

Net cash used in operating activities was $332,399 and $618,892 for the six months ended September 30, 2009 and 2008, respectively.  The use of cash in 2009 and 2008 is the primarily the result of funding the net operating loss of $3,512,055 (which included non-cash expenses of $2,385,854) and $1,473,041 (which included non-cash expenses of $886,216) for the six months ended September 30, 2009 and 2008, respectively.

Net cash used in investing activities was $0 and $12,702 and for the six months ended September 30, 2009 and 2008, respectively.  The primary use of cash in 2008 related to computer and equipment purchases.

Net cash provided by financing activities was $332,600 and $671,974 for the six months ended September 30, 2009 and 2008, respectively.  Net cash provided by financing activities in fiscal 2009 was the result of net proceeds of $355,000 related to the issuance of $426,000 principal amount of Debentures related to the Tranche III of the Company’s private placement of such Debentures.  Net cash provided by financing activities in the six months ended September 30, 2008 was the result of proceeds from issuance of $865,000 from the issuance of $1,038,000 principal amount of Debentures in Tranche II of the Company’s private placement of such Debentures.  Financing costs of $24,000 and $143,026 were incurred related to raise of capital for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had a working capital deficiency of approximately $10.3 Million including short-term notes payable, convertible notes payable and accrued interest of approximately $2,938,000, net of applicable debt discount of approximately $971,000.  We also have long-term convertible debentures of approximately $295,000, net of an applicable debt discount of approximately $131,000.

In order to continue its operations beyond September 2010, the Company will need to increase revenue and profit margins, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of Debentures.

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

Going Concern

The Company has incurred net losses of approximately $27.0 million since inception. Additionally, the Company had a net working capital deficiency of approximately $10.3 million at September 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-K for the year ended March 31, 2009, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The material weakness identified by management relates to the lack of sufficient accounting resources.  Historically, We have only had one full-time employee in our accounting department (Chief Operating Officer) to perform routine record keeping and his resignation in January 2009 has caused many key controls to be performed by, or at the direction of our CEO and CFO.  Consequently, our financial reporting function is limited.  In order to correct this material weakness, the Company has hired outside consultants to assist with financial statement preparation and reporting needs of the Company and plans on hiring additional internal full-time accounting personnel in the fourth calendar quarter of 2009 and intends to assist internal accounting personnel with consultants as needed to ensure that management will have  adequate resources in order to attain complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities as the Company continues to expand.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended September 30, 2009 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share effective February 28, 2008 where the Company will pay legal fees of approximately $12,000 to plaintiff which is still outstanding.  The settlement documentation is currently being reviewed and will be finalized shortly. This obligation is recorded as accounts payable at September 30, 2009

On December 18, 2008 Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based on a promissory note and seeks a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was too paid in 24 equal payments of $12,183 beginning June 1, 2011. The Company is in default of the payment plan because it has not made its November 1, 2009 payment. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,000 based on a Black–Scholes model. This matter has been finalized and the first payment made on May 18, 2009. This obligation is recorded as notes payable and accrued interest at September 30, 2009.

Item 1A. Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and September 30, 2009, the Company sold Debentures to investors as follows:

•         The Company issued an additional $426,000 principal amount of the Debentures and received net proceeds of $355,000 related to Tranche III of the private placement of such Debentures. In connection with the Debentures, the Company issued five-year warrants to purchase 1,704,000 shares of common stock at $0.50 per share. The Debentures are convertible into common stock at $0.25 per share.

Item 3.	Defaults Upon Senior Securities.
At September 30, 2009, $601,250 principal amount of short-term promissory notes are in default and $239,214 of interest had accrued on all outstanding short-term promissory notes as of such date.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

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

Date: November 23, 2009	/s/ Geoffrey P. Talbot
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.