Form 10-Q
period 2009-12-31
STATMON TECHNOLOGIES CORP
filed 2010-02-22
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009
Common Stock, $.01 par value	24,945,807

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
December 31, 2009

TABLE OF CONTENTS

Item 1.  Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current Assets:
Cash	$1,901	$1,000
Accounts receivable, net of allowance of $13,813 and $31,000, respectively	162,015	171,924
Inventories	36,117	140,384
Prepaid expense and other current assets	44,781	17,214
Total Current Assets	244,814	330,522

Property and equipment, net of accumulated depreciation of $195,225 and $150,517 repectively	149,721	194,429
Deferred financing costs, net of accumulated amortization of $258,949 and $458,229 repectively	63,697	206,002
Security deposits and other assets	50,959	50,959

Total Assets	$509,191	$781,912

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Notes payable (including $450,000 and $200,000 due to a related party, respectively), net of debt discount of $19,333 and $0, respectively	$1,081,917	$601,250
Convertible notes payable, net of debt discount of $408,345 and $696,575, respectively	2,104,655	803,425
Accounts payable	1,354,444	1,120,820
Accrued expenses	213,578	263,426
Accrued compensation, taxes and interest	1,782,470	1,209,735
Interest payable (including $45,059 and $39,480 due to related party, respectively)	287,250	235,165
Deferred revenue	414,034	387,281
Derivative liability	3,761,000	-
Total Current Liabilities	10,999,348	4,621,102

Long-term Liabilities:
Notes payable (including $0 and $250,000 due to related party), net of debt discount of $0 and $53,856, respectively	-	446,144
Convertible notes payable, net of debt discount of $290,469 and $643,600, respectively	135,531	394,401
Total Liabilities	11,134,879	5,461,647

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 24,201,447 and 23,807,474 issued and outstanding, respectively	242,014	238,074
Additional paid-in capital	16,450,281	19,026,089
Accumulated deficit	(27,317,983)	(23,943,898)
Total Stockholders' Deficiency	(10,625,688)	(4,679,735)

Total Liabilities and Stockholders' Deficiency	$509,191	$781,912

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2009	2008

Revenue	$791,646	$444,933

Cost of Sales	61,863	78,122

Gross Profit	729,783	366,811

Selling, General and Administrative Expenses	871,963	1,046,743

Operating Loss	(142,180)	(679,932)

Other Expense:
Interest (including $13,750 and $13,712 to related parties for 2009 and 2008 periods, respectively)	64,191	161,049
Common stock and warrants issued in association with debt	2,925	4,500
Amortization of debt discount	384,411	328,477
Amortization of deferred financing costs	40,331	135,123
Gain on change in fair value of derivatives	(281,000)	-
Total Other Expense	210,858	629,149

NET LOSS	$(353,038)	$(1,309,081)

NET LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.06)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	24,646,892	23,795,064

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended December 31,
	2009	2008

Revenue	$1,963,370	$2,496,291

Cost of Sales	184,054	353,298

Gross Profit	1,779,316	2,142,993

Selling, General and Administrative Expenses	2,983,678	3,390,505

Operating Loss	(1,204,362)	(1,247,512)

Other Expense:
Interest (including $41,250 and $54,654 to related parties for 2009 and 2008 periods, respectively)	161,495	251,792
Common stock and warrants issued in association with debt	6,799,300	25,425
Amortization of debt discount	1,121,629	889,623
Amortization of deferred financing costs	166,305	367,769
Gain on change in fair value of derivatives	(5,588,000)	-
Total Other Expense	2,660,729	1,534,609

NET LOSS	$(3,865,091)	$(2,782,121)

NET LOSS PER SHARE - Basic and Diluted	$(0.16)	$(0.12)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	24,321,988	23,728,733

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance, April 1, 2009	23,807,474	$238,074	$19,026,089	$(23,943,898)	$(4,679,735)

Cumulative effect of a change in accounting principle - reclassification of equity-linked financial instruments to derivative liabilities	-	-	(2,600,261)	491,006	(2,109,255)
Warrant Exercise	160,000	1,600	-	-	1,600
Conversion of Convertible Debentures	100,000	1,000	24,000	-	25,000
Reclassification of derivative liability to equity	-	-	15,000	-	15,000
Reclassification of equity to derivative liability	-	-	(107,000)	-	(107,000)
Stock-based compensation	-	-	34,000	-	34,000
Issuance of debt related penalty warrants	-	-	10,800	-	10,800
Issuance of warrants related to a settlement agreement	-	-	15,500	-	15,500
Issuance of common stock for interest	133,973	1,340	32,153		33,493
Net Loss				(3,865,091)	(3,865,091)

Balance, December 31, 2009	24,201,447	$242,014	$16,450,281	$(27,317,983)	$(10,625,688)

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,865,091)	$(2,782,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,708	44,666
Common stock and warrants issued in association with debt	6,799,300	25,425
Common stock issued for interest	33,493	17,646
Provision for doubtful accounts	10,000	-
Gain on change in fair value of derivatives	(5,588,000)	-
Amortization of debt discount	1,121,629	889,623
Amortization of deferred financing costs	166,305	367,768
Deferred rent expense	(59,849)	(28,940)
Non-cash stock based compensation charge	34,000	53,250
Changes in operating assets and liabilities:
Accounts receivable	(91)	227,422
Inventories	104,267	(133,550)
Prepaid expense and other current assets	(27,567)	125,005
Security deposits and other assets	-	22,175
Accounts payable	233,624	24,601
Accrued expenses	10,000	206,536
Accrued compensation	572,735	101,291
Interest payable	52,085	59,020
Deferred revenue	26,753	49,930
NET CASH USED IN OPERATING ACTIVITIES	(331,699)	(730,253)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(12,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	355,000	865,000
Proceeds from exercise of warrants	1,600	-
Repayment of notes payable	-	(50,750)
Deferred financing costs	(24,000)	(143,026)
NET CASH PROVIDED BY FINANCING ACTIVITIES	332,600	671,224

NET INCREASE (DECREASE) IN CASH	901	(71,731)

CASH, BEGINNING OF PERIOD	1,000	73,076

CASH, END OF PERIOD	$1,901	$1,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$49,297	$22,603

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended December 31,
	2009	2008
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cumulative effect of change in accounting principal on accumulated deficit	$491,006	$-
Cumulative effect of change in accounting principal on paid in capital	$(2,600,261)	$-
Issuance of common stock for conversion of convertible debentures	$25,000	$-
Reclassification of derivative liability to equity	$15,000
Reclassification of warrants to derivative liability	$(107,000)
Issuance of warrants related to debt acquisition	$-	$397,997
Issuance of common stock and warrants to financial advisors	$-	$284,086
Issuance of warrants to placement agents	$-	$31,500
Beneficial conversion related to convertible debentures	$-	$427,564

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES (CONTINUED)

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the entities included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities Exchange Commission.

Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial statement information.  The Company has incurred net losses of approximately $27.3 million since inception. Additionally, the Company had a net working capital deficiency of approximately $10.8 million at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the nine months ended December 31, 2009 by raising an additional $355,000 of proceeds through the sale of Senior Secured Convertible Debentures.

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

During the first nine months of Fiscal 2010, the Company has raised $355,000 of proceeds related to the third tranche of Convertible Debentures, the net proceeds were used to reduce certain obligations.

As of December 31, 2009, the Company has $1,475,000 of Convertible Debentures due on March 5, 2010 and $1,038,000 due before December 31, 2010.  Since the Company’s stock price is presently higher than the $0.25 conversion price of the Convertible Debentures, the Company expects these Convertible Debentures to be converted into Common Stock before the Convertible Debentures become due.  However, the Company is presently in discussions to obtain necessary financing to satisfy the obligations if the Convertible Debentures are presented for cash payment on their respective due dates.  As of February 22, 2010, $250,000 of the Convertible Debentures due March 5, 2010 have been converted into common stock.  The Company also has $601,250 in unsecured notes payable that are in default and has accrued payroll tax obligations of $1,782,000 including penalties and interest.

 There can be no guarantee that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives or is not able to file payroll tax returns and amounts due are unable to be paid it may be forced to cease business operations.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

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

Subsequent Events

Management has evaluated subsequent events or transactions occurring through February 22, 2010, the date the financial statements were issued.  The Company is not aware of any additional subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

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

In June 2009, the FASB issued new accounting guidance, under SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This standard has not yet been integrated into the Codification. This guidance requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets, eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

In connection with the private placement, the investors also initially received warrants (the “Warrants”) to purchase up to 2,583,474 shares of the Company’s common stock, which terminate five years from the closing date (the “Termination Date”) and initially had an exercise price of $1.20 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.  On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. Based on the reduced exercise price of the warrants issued in conjunction with Tranche III (See below), the exercise price of the Warrants were reduced to $0.50 and by the terms of the original agreement, the investors were issued an additional 7,568,526 warrants to obtain the same warrant coverage as the Tranche III agreement.  The additional warrants that were issued had a fair value of $3,289,000 and were recorded as interest expense during the nine months ended December 31, 2009.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES (CONTINUED)

During the nine months ended December 31, 2009, the Company issued and sold a portion of the third tranche (“Tranche III”)of debentures in total principal amount of $426,000, due two years from the issuance of the securities, under the same debenture facility.   In connection with the private placement, the investors also received warrants to purchase up to 1,704,000 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.

The initial conversion price (“Initial Conversion Price”) of both Tranche I and Tranche II of Debentures was $0.9824 per share.  The conversion price of Tranche III was $0.25.  Based on the reduced conversion price of the Debentures issued in conjunction with Tranche III, the conversion price of the Debentures from Tranches I and II were reduced to $0.25 based on the terms of the original agreement governing their issuance.  The modification of the conversion feature resulted in an increase in the value of the instrument of $2,647,000 and was recorded as interest expense during the nine months ended December 31, 2009.

The Company adopted the provisions of an update on ASC Topic 815 Derivatives and Hedging on April 1, 2009 and the warrants and convertible features on the debentures, which were previously classified as equity, are now classified as liabilities and are recorded at fair value.  The Company used a Black-Scholes pricing model to determine the value of the warrants and conversion features.  The model uses sourced inputs such as interest rates, stock price and volatility, the selection of which requires management judgment and requires that the fair value of these liabilities be remeasured at the end of every reporting period with the change in fair value reported in the statement of operations.

On Tranche I and II, the gross redemption value of $2,538,000 were recorded net of a discount of $2,526,000.  The debt discount consisted of $423,000 related to the original issue discount, $1,815,000 related to the allocated fair value of the warrants, $1,323,000 relates to the beneficial conversion feature of the note mitigated by deemed interest of $1,035,000 due to the fact that the proceeds in some of the issuances were less than the fair value issued in the transaction.   The debt discount is charged to interest expense ratably over the life of the loan. Amortization related to the debt discount on Tranche I and II totaled $1,166,079 through March 31, 2009.  This amortization as well as the deemed interest is recorded as part of the cumulative adjustment in the accumulated deficit.   During the nine months ended December 31, 2009, the Company amortized $951,575 of debt discount related to Tranches I and II.

The gross proceeds of $426,000 related to Tranche III were recorded net of a discount of $426,000.  The debt discount consisted of $71,000 related to the original issue discount, $636,000 related to the fair value of the warrants and $556,000 related to the fair value of the conversion feature of the note mitigated by $837,000 of deemed interest that was expensed immediately.  During the nine months ended December 31, 2009, the Company amortized $135,531 of debt discount related to Tranche III.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES (CONTINUED)

The derivative liabilities were valued using the Black-Scholes model with the following assumptions.

	December 31,	Tranche III	March 31,	Tranche I & II
	2009	Inception	2009	Inception
Conversion Feature:
Risk-free interest rate	0.47%	0.88%-1.26%	0.83%	2.0% -4.25%
Expected volatility	175.29%	154.9%-167.2%	155.02%	106.7%-112.0%
Expected life (in years)	0.18-1.75	2.0	.93-1.50	2.0
Expected dividend yield	-	-	-	-

Warrants:
Risk-free interest rate	1.70%	1.74%-2.75%	1.65%	0.50%-2.50%
Expected volatility	175.29%	154.9%-167.2%	155.02%	105.1%-155.1%
Expected life (in years)	3.18-4.75	5.00	3.93-4.50	5.00
Expected dividend yield	-	-	-	-

Under additional provisions of the securities purchase agreements related to such Debentures, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met.  Based on not meeting the revenue minimums, the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 676,800 shares of the Company’s common stock related to Tranches I and II.  The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. During the nine months ended December 31, 2009, The Company has issued 400,000 and 276,800 shares of penalty warrants to the debenture holders in Tranche I and Tranche II, respectively related to this penalty.  The fair value of these warrants is $124,743 based on a Black Scholes model and The Company recorded this penalty during the year ended March 31, 2009 as that is the period when the revenue shortfall occurred.  Tranche III has similar provisions to receive up to 113,600 similar warrants based on the existing Tranche III issuance if the Company fails to meet revenue minimums for the year ended March 31, 2010.

The gross amount of maturities under the Secured Senior Secured Original Issue Discount Convertible Debentures (not netted to include the debt discount and assuming that the debenture is not converted into common stock) is $3,038,000 and $426,000 for the year ended December 31, 2010 and 2011, respectively.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

3.	NOTES PAYABLE

Notes payable consist of the following:

		December 31, 2009
		(unaudited)	March 31, 2009

Notes Payable - Delis - related party	[a]	$200,000	$200,000
Notes Payable - various	[b]	401,250	401,250
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party	[c]	250,000	250,000
Senior Subordinated Notes Payable, net of debt discount of $19,333 and $53,856, respectively	[d]	230,667	196,144
		$1,081,917	$1,047,394

Less: Current Maturities		1,081,917	601,250

Long-Term Notes Payable		$-	$446,144

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

At December 31, 2009, all of these notes are in default, plus interest of $241,376. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the unit, as a penalty until the repayment of the notes in full. The Company accrued $58,763 of interest and granted 67,500 penalty warrants, valued at $10,800 related to such notes during the nine months ended December 31, 2009. The Company continues to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c] An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000.  This new note is subordinated to the Debentures described in Note 2 above.  The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896. For the nine months ended December 31, 2009, the Company accrued $18,750 of interest due on this note.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

3.	NOTES PAYABLE (CONTINUED)

[d] An existing note in the amount of $250,000 had matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder for $250,000.  This new note is subordinated to the notes in Note 2 and [c] above. The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share, which warrant expires on March 5, 2013.  For the nine months ended December 31, 2009, the Company accrued $18,750 of interest due on this note.  On October 20, 2009, the Company issued 133,973 shares of common stock valued at $0.25 per share in lieu of cash interest payments for $15,959 of accrued interest on the note through October 20, 2009 as well as to prepay $17,534 for future interest on the note through maturity.

4.	COMMITMENTS AND CONTINGENCIES

[a]  Legal Proceedings.  On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share effective February 28, 2008 where the Company will pay legal fees of approximately $12,000 to plaintiff which is still outstanding. This obligation is recorded as accounts payable at December 31, 2009.

On December 18, 2008 Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based on a promissory note and seeks a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was to be paid in 24 equal payments of $12,183 beginning June 1, 2011. The Company is in default of the payment plan because it has not made its November 1, 2009 payment. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,000 based on a Black–Scholes model. This matter has been finalized and the first payment made on May 18, 2009. This obligation is recorded as notes payable and accrued interest at December 31, 2009.

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

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

[c]  Payroll Taxes The Company considers its Chief Executive Officer and its Chief Technology Officer to be consultants of the Company rather than employees, as a result of the Company’s non compliance with the terms of their original employment agreements.  If the Chief Executive Officer and the Chief Technology Officer were classified as employees, the Company would be required to withhold and remit payroll taxes to the respective taxing authorities.

This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.

The Company has recorded charges of approximately $942,000 for  additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer should the Company be challenged by the taxing authorities and it is determined their position is without merit.

In addition, the Company is delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $585,000 and related penalties and interest approximated $257,000 (for other employees), computed through December 31, 2009.  The Company plans to file these tax returns before March 31, 2010 and expects to have these outstanding amounts paid or have an agreement in place to pay these amounts by June 30, 2010.  However, should such returns not be filed and/or payments not remitted, the Company will be subject to additional interest and penalties by the taxing authorities.

5.	FAIR VALUE MEASUREMENTS

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

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

Liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Conversion Features	$-	$-	$1,168,000	$1,168,000
Warrant liability	$-	$-	$2,593,000	$2,593,000
	$-	$-	$3,761,000	$3,761,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of derivative liabilities associated with the debentures and warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended December 31, 2009

	Conversion	Warrant
	Feature	Liability	Total
Balance April, 1, 2009	$904,000	$1,225,000	$2,129,000
Total realized/unrealized (gains) or losses
Included in other income (expense)	(2,924,000)	(2,664,000)	(5,588,000)
Included in stockholder's equity
Purchases, issuances or settlements	3,188,000	4,032,000	7,220,000
Transfers in and /or out of Level 3
Balance December 31, 2009	$1,168,000	$2,593,000	$3,761,000

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

6.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock warrants and shares issuable upon the conversion of convertible notes payable, to the weighted-average number of common shares outstanding for a period, if dilutive.

The Company’s computation of weighted average per share includes 676,800 and 0 shares exercisable at $0.01 per share at December 31, 2009 and 2008, respectively.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2009 AND 2008

6.	NET LOSS PER SHARE (CONTINUED)

Securities that could potentially dilute basic earnings per share (“EPS”), that were outstanding at December 31, 2009 and 2008 were not included in the computation of diluted EPS because to do so would have been anti-dilutive for that period.  As of December 31, 2009, The Company has outstanding warrants that can be exercised into 14,778,698 shares of common stock and outstanding convertible debentures that can converted into 11,756,000 shares of common stock.  As of December 31, 2008, the Company had outstanding warrants to purchase 8,828,646 shares of common stock and outstanding convertible debentures that could have been converted into 2,583,474 shares of common stock.

7.	CUSTOMER CONCENTRATION

The Company sold a substantial portion of its product and services to three customers during the nine months ended December 31, 2009 and 2008. Sales to these customers were approximately 54%, 14% and 12% of total sales, respectively for the nine months ended December 31, 2009 and 64%, 0% and 0% of total sales, respectively for the nine months ended December 31, 2008.  Sales to these customers was approximately 40%, 34% and 0% of total sales, respectively for the three months ended December 31, 2009 and 47%, 0% and 0% of total sales, respectively for the three months ended December 31, 2008.

Accounts receivable balance for these three customers was approximately $112,000, $0 and $0, respectively at December 31, 2009 and none of the customers had a balance at December 31, 2008, respectively.

8.	RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $953,000 and $1,086,000 for the nine months ended December 31, 2009 and 2008, respectively. Research and development expenditures were approximately $287,000 and $368,000 for the three months ended December 31, 2009 and 2008, respectively.

9.	SUBSEQUENT EVENTS

From January 1, 2010 through February 22, 2010, the Company issued 1,000,000 shares of common stock related to the conversion of $250,000 of debentures that are due in March 2010 and issued 144,000 shares of common stock related to the conversion of $36,000 of debentures that are due in June 2011.

In January 2010, the Company, the Company issued and sold debentures in a total principal amount of $66,000, due two years from the date of closing to accredited investors in a private placement pursuant to a securities purchase agreement.  The debentures are part of Tranche III financing (See Note 2).  The Company received net proceeds of $55,000.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) Concentration of Our Business in One Customer; (v) our need for additional capital and the uncertainty of obtaining it; (vi) substantially all of our assets are pledged to secure our indebtedness; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) failure to manage growth; (xii) dependence on Microsoft Windows platform; (xiii) our ability to keep pace with rapidly changing technologies; (xiv) our ability to compete effectively; (xv) difficulties in integrating businesses, products and technologies that we may acquire; (xvi) loss of key personnel; (xvii) enactment of new laws or changes in government regulations could adversely affect our business; (xviii) our products could infringe on the intellectual property rights of others; (xix) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xx) our failure to successfully introduce new products; (xxi) obsolescence of our technologies; (xxii) our ability to attract customers who will embrace our new products and technologies; (xxiii) our stock price is likely to be highly volatile; (xxiv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxv) the risk that the Company may be ineligible for quotation by a NASD member due to the Company having been late on two filings with the SEC, (xxvi) control by certain stockholders; and (xxvii) our increasing dependence on a single customer.  For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC.

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

At this point, FLO TV is providing the “FLO” mobile TV and multimedia platform (the “FLO Platform”) directly to the Verizon and AT&T cellular subscriber base as well as FLO TV’s portable touchscreen television. From the FLO TV network operations center in San Diego, our Platform controls and manages all the remote sites throughout the USA to optimize the FLO Platform transmission performance and customer satisfaction. We anticipate that the FLO mobile TV platform will be adopted by additional wireless operators around the world, although we can offer no assurance in this regard.

Under our agreement with FLO TV we are licensing our Axess software and supplying interface components for the FLO TV San Diego Network Operation Center and the national rollout of wireless transmission sites.  Under such agreement, Qualcomm and/or FLO TV periodically issue purchase orders to us.  From September 7, 2006 to December 31, 2009, Qualcomm and/or FLO TV has jointly purchased $7,069,969 from us.  The FLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for an initial term of three years with extensions predicated on the annual support agreements remaining current.  The number of FLO TV sites is expected to increase to as many as 1,200 remote as the network expands. We also provide support and maintenance to FLO TV renewable on an annual basis.

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

Our significant clients in the present and in the past include Qualcomm - FLO TV; General Electric – NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Turner Broadcast Systems; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include Sealevel Systems, InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

For the Three Months Ended December 31, 2009 and 2008

Results From Operations

Revenues - Revenues were $791,646 and $444,933 for the three months ended December 31, 2009 and 2008, respectively. The increase in revenues of approximately $347,000 is primarily due to increased revenues associated with FLO TV due to the timing of the staggered national rollout of their high-powered wireless transmission sites.  Revenues to FLO TV were 40% and 47% for the three months ended December 31, 2009 and 2008, respectively

Cost of Sales - Cost of sales were $61,863 and $78,122 for the three months ended December 31, 2009 and 2008, respectively. Overall gross profit percentage increased to 92% in the three months ended December 31, 2009 compared to 82% in the comparable prior year period due to an increase, as a percentage of sales, in software sales and support services during the quarter.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $871,963 and $1,046,743 for the three months ended December 31, 2009 and 2008, respectively, a decrease of approximately $175,000.  The decrease in selling, general and administrative expenses is attributed to a decrease in payroll costs of approximately $130,000 which is primarily based on headcount reductions.

Other Expense - Other Expense was $210,858 and $629,149 for the three months ended December 31, 2009 and 2008, respectively.  The approximately $418,000 decrease can be attributed to the adoption of new accounting rules in the first quarter of 2009 in which we’re required to value the fair value of warrants and conversion features for certain outstanding equity instruments and recognize the change in fair value.

We recorded a gain on a change in the fair value of derivatives of $281,000.  This gain is primarily due to the fact that our stock price decreased during the three months ended December 31, 2009 which made our outstanding warrants and conversion features less valuable.

Net Loss - As a result of the above, for the three months ended December 31, 2009, the Company recorded a net loss of $353,038 compared to a net loss of $1,309,081 for the same period the previous year.

For the Nine Months Ended December 31, 2009 and 2008

Results From Operations

Revenues - Revenues were $1,963,370 and $2,496,291 for the nine months ended December 31, 2009 and 2008, respectively. The decrease in revenues of approximately $533,000 is primarily due to decreased revenues associated with FLO TV due to the timing of the staggered national rollout of their high-powered wireless transmission sites and the delay of the analog to HD TV switchover.  Revenues to FLO TV were 54% and 64% for the nine months ended December 31, 2009 and 2008, respectively

Cost of Sales - Cost of sales were $184,054 and $353,298 for the nine months ended December 31, 2009 and 2008, respectively. Overall gross profit percentage increased to 91% in the nine months ended December 31, 2009 compared to 86% in the comparable prior year period due to an increase, as a percentage of sales, in software sales and support services during the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,983,678 and $3,390,505 for the nine months ended December 31, 2009 and 2008, respectively, a decrease of approximately $407,000.  The decrease in selling, general and administrative expenses is primarily attributed to an approximately $175,000 decrease in marketing expenses due to having a smaller presence at the National Association of Broadcasters (“NAB”) trade show in 2009 and an approximately $270,000 decrease in payroll costs based on headcount reductions.

Other Expense - Other Expense was $2,660,729 and $1,534,609 for the nine months ended December 31, 2009 and 2008, respectively.  The approximately $1,126,000 increase can be attributed to $5,936,000 in expense due to the issuance of additional warrants and a reduction in the conversion price of the notes held by our Tranche I and II debenture holders.  Based on the terms of the debentures, the conversion price of the debentures and the amount and exercise price of their warrants would be reduced if the Company issued any new stock or debt at terms more beneficial than their terms.  When we issued our Tranche III debentures in the first quarter of 2010 with a lower conversion price and warrant exercise price, we had to reprice the Tranche I and II instruments.  This expense was mitigated by adoption of new accounting rules in the first quarter of 2009 in which we’re required to value the fair value of warrants and conversion features for certain outstanding equity instruments and record the change in fair value in Other Expense.  We recorded a gain on a change in the fair value of derivatives of $5,588,000.  This gain is primarily due to the fact that our stock price decreased during the nine months ended December 31, 2009 which made our outstanding warrants and conversion features less valuable.

Net Loss - As a result of the above, for the nine months ended December 31, 2009, the Company recorded a net loss of $3,865,091 compared to a net loss of $2,782,121 for the same period the previous year.

Liquidity and Capital Resources

Cash balances totaled $1,901 as of December 31, 2009 compared to $1,345 at December 31, 2008.

Net cash used in operating activities was $331,699 and $730,253 for the nine months ended December 31, 2009 and 2008, respectively.  The use of cash in 2009 and 2008 is the primarily the result of funding the net operating loss of $3,865,091 (which included non-cash expenses of $2,561,586) and $2,782,121 (which included non-cash expenses of $1,369,438) for the nine  months ended December 31, 2009 and 2008, respectively.

Net cash used in investing activities was $0 and $12,702 and for the nine months ended December 31, 2009 and 2008, respectively.  The primary use of cash in 2008 related to computer and equipment purchases.

Net cash provided by financing activities was $332,600 and $671,224 for the nine months ended December 31, 2009 and 2008, respectively.  Net cash provided by financing activities in fiscal 2009 was the result of net proceeds of $355,000 related to the issuance of $426,000 principal amount of Debentures related to the Tranche III of the Company’s private placement of such Debentures.  Net cash provided by financing activities in the nine months ended December 31, 2008 was the result of proceeds from issuance of $865,000 from the issuance of $1,038,000 principal amount of Debentures in Tranche II of the Company’s private placement of such Debentures.  Financing costs of $24,000 and $143,026 were incurred related to the raising of capital for the nine months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company had a working capital deficiency of approximately $10.8 Million including short-term notes payable, convertible notes payable and accrued interest of approximately $3,474,000, net of applicable debt discount of approximately $428,000.  We also have long-term convertible debentures of approximately $135,000, net of an applicable debt discount of approximately $290,000.  In addition, the Company is delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $585,000 and related penalties and interest of approximately $257,000 and also has accrued $942,000 as additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology officer related to their classification as consultants of the Company.

In order to continue its operations through and beyond December 2010, the Company will need to increase revenue, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of Debentures.

There can be no assurance that the Company will be able to raise the capital it requires in this time frame or at all or that it will be able to raise the capital on terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required or be able to file payroll tax returns and pay amounts due. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

Going Concern

The Company has incurred net losses of approximately $27.3 million since inception. Additionally, the Company had a net working capital deficiency of approximately $10.8 million at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-K for the year ended March 31, 2009, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The material weakness identified by management relates to the lack of sufficient accounting resources.  Historically, We have only had one full-time employee in our accounting department (Chief Operating Officer) to perform routine record keeping and his resignation in January 2009 has caused many key controls to be performed by, or at the direction of our CEO and CFO.  Consequently, our financial reporting function is limited.  In order to correct this material weakness, the Company has hired outside consultants to assist with financial statement preparation and reporting needs of the Company and intends to assist internal accounting personnel with consultants as needed to ensure that management will have adequate resources in order to attain complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities as the Company continues to expand.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended December 31, 2009 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 17, 2007, an action was filed in Los Angeles Superior Court for breach of contract and similar causes of action by the Epstein Family Trust against the Company in relation to two outstanding promissory notes issued by the Company totaling $75,000 ($25,000 and $50,000) plus accrued interest. The Epstein Family Trust is seeking attorney’s fees and costs in addition to the principal and interest.  These notes were guaranteed by Mr. Geoffrey Talbot, the Company's CEO, for up to $25,000, and therefore Mr. Talbot was joined in the legal action as a third-party defendant.  The case number is BC 371 276. The parties have reached a settlement agreement where the plaintiff has agreed to convert all principal and interest into shares of common stock at a price of $1.00 per share effective February 28, 2008 where the Company will pay legal fees of approximately $12,000 to plaintiff which is still outstanding.  . This obligation is recorded as accounts payable at December 31, 2009

On December 18, 2008 Ira J. Gaines filed an action for breach of contract and unjust enrichment against the Company in the Superior Court of the State of Arizona, Maricopa County, case number CV2008-032043. The action is based on a promissory note and seeks a principal balance of $145,200 plus additional accrued interest, costs and attorneys' fees totaling $215,996. The settlement called for two payments of $5,000 to be applied against accrued interest, first on dismissal and second on November 1, 2009. The remainder of the debt was to be paid in 24 equal payments of $12,183 beginning June 1, 2011. The Company is in default of the payment plan because it has not made its November 1, 2009 payment. As provided for in the settlement agreement, the Company issued a warrant to purchase 50,000 shares of the Company’s stock at $0.50 per share valued at $15,000 based on a Black–Scholes model. This matter has been finalized and the first payment made on May 18, 2009. This obligation is recorded as notes payable and accrued interest at December 31, 2009.

Item 1A. Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and December 31, 2009, the Company sold Debentures to investors as follows:

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

At December 31, 2009, $601,250 principal amount of short-term promissory notes are in default and $241,376 of interest had accrued on all outstanding short-term promissory notes as of such date.

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

Date: February 22, 2010	/s/Geoffrey P. Talbot/s/
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.