Form 10-K
period 2010-03-31
STATMON TECHNOLOGIES CORP
filed 2010-07-14
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  March 31, 2010
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

(847) 604-5366
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value	OTCQB
(Title of class)	(Name of exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes  ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)                              Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐  No☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,426,622.

The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 28,903,112.

Documents Incorporated by Reference:  None.

FORM 10-K
STATMON TECHNOLOGIES CORP.
March 31, 2010

TABLE OF CONTENTS

Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. Some of such statements involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "could," "plan," "project," "continue," "believe," "expect," "anticipate," "intend," "estimate" and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. Such statements involve known and unknown risks, uncertainties and situations that might cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these statements. Certain factors that might cause such a difference are discussed in the section entitled "Risk Factors" in this Form 10-K, along with any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

In this Report, “Statmon”, the “Company”, “we”, “us”, or “our” refer to Statmon Technologies Corp. and our wholly-owned subsidiaries, STC Software Corp. and Statmon-eBI Solutions, LLC.

ITEM 1.	Business.

Company Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure management solution provider for the control and monitoring of networks of remote sites. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to reduce operating costs and optimize the performance of every remote site across the network. A typical infrastructure network comprises a network operations center, or master control center, plus a network of remote transmission sites that incorporate a wide range of communications devices, building management and environmental control systems.

The Statmon Platform is designed to proactively self-heal or preempt transmission failure by automating the integration of all the different devices and disparate technologies under a single umbrella control system and to facilitate manual corrective action at the network operations center or from any connected computer including a wireless device such as a laptop or Blackberry. There is a tiered, severity level alarm system installed at every site, connected to the individual devices and, reporting back to the network operations center, logging automated adjustments or permitting manual adjustment or corrective action eliminating the need for a field technician to physically travel to the remote site. An authorized operator can drill down through the Axess software screens to observe exactly what is taking place in real time at an individual device or system at a remote site and make manual setting adjustments as required.

The optimization of network performance plus preemption of failure eliminates or minimizes network or remote site downtime and field technician visits. Remote site transmission downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and customer experience. Investment payback periods relative to the purchase cost of the Statmon Platform, compared to the loss of revenue or hard costs of the operator being “off the air,” typically make the return of investment highly attractive. For example, advertisers do not pay for commercials that are not broadcast, or cell phone users cannot make phone calls, email, text or download video content when a base station or cell site is off the air. On a geographical basis, the Statmon Platform significantly streamlines the network engineering, emergency remote site field trips and routine maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources. For example, the ratio of the number of cell sites being managed per field technician can be improved allowing reallocation of resources.

The Statmon Platform facilitates “green” policies effectively being implemented at various levels of corporate and governmental entities. The reduction of truck rolls and fuel saved related to the reduced truck rolls represent meaningful environmental efficiencies for our customers.

Architecturally designed as a universal “manager of technologies”, application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a network operations center or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen. For example, a proactive alarm system reports in real time to a network operations center or designated wireless device for appropriate attention or action. Adjusting the HVAC, checking the health of the uninterrupted power supply, checking the readiness of a diesel generator and level of the fuel tank, as well as disaster recovery capabilities, emergency power management and back-up redundancy, are all proactive management functionality of the Statmon Platform. Moreover, the Statmon Platform will keep remote sites fully operational even when part or all of the network is down and then will automatically bring the remote site back online when normal network operations are restored.

Most telecommunications infrastructure backbone, high speed and broadband networks in developed and developing countries is being upgraded to meet the ever increasing demand for subscriber services. In developing countries, wireless networks provide an affordable alternative to the significantly more expensive hardwire or landline infrastructure. Notable are the third and fourth generation (“3G”, and “4G”) wireless and transmission networks, which are being enhanced to cope with the rapid traffic increase, wireless broadband and convergence of media delivery and additional data services for the wireless, VOIP and IPTV fiber markets. Selective cable systems are offering telecommunication and broadband services to their customers and upgrading their networks including deploying Statmon’s proprietary “Accurate” Local People Meter monitoring platform, which interfaces directly with Nielsen. Statmon’s radio frequency background and know-how in the mainstream media broadcast industry places us in a position to provide high-end solutions for the enhanced telecommunications networks offering video and enriched multimedia content with their cell phone offerings.

The marketing and distribution of our products is primarily facilitated by third party sales channel partners, value added resellers, black label and original equipment manufacturer collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force. We have a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional broadcast television market is undergoing a resurgence of activity and reformatting as the high definition television (“HDMI HD TV”& “3D HD TV”), cable and satellite delivery systems realign their operating technology and business models, including offering additional digital channels that individually focus on high definition programming, continuous news coverage and weather reporting, sports and special interest coverage. Leading network broadcast operations are being streamlined or rationalized with central casting, regional hubs and unmanned stations and remote site transmission operations. The traditional radio markets are retrofitting to multi-band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military. We believe that all of these developments are positive in regard to our possible role in the industry.

We successfully entered the telecom wireless infrastructure vertical market in September 2006 via a contract with the Qualcomm Incorporated (“Qualcomm”) wholly owned subsidiary, FLO TV Incorporated, (“FLO TV”), previously known as MediaFLO USA Incorporated. Pursuant to the Qualcomm contract, we were engaged to deploy our Axess software and related integration products for the control and monitoring of the FLO TV national mobile TV transmission site rollout. This is reputedly the largest media distribution network of its type in the world, based on the Qualcomm developed and owned MediaFLO™ and FLO™ global mobile entertainment platform, enabling broadcasting of high–quality video, audio, Clipcasting™ media and IP data casting streams to mobile handsets. The “FLO™” multicast technology, is a comprehensive, end–to–end solution designed specifically to address the inherent challenges of distributing large volumes of high–quality mobile multimedia content to wireless cell phone and mobile device Telecom subscribers and recently, direct FLO TV subscribers.

FLO TV is providing mobile TV and a multimedia platform (the “FLO Platform”) directly to the Verizon and AT&T cellular subscriber base. From the FLO TV network operations center in San Diego, the Statmon Platform controls and manages all their remote sites throughout the United States to optimize the FLO Platform transmission performance and Verizon’s, AT&T and FLO TV all important mobile TV customer experience and or satisfaction. We anticipate that the FLO TV mobile TV platform will be adopted by additional wireless operators and delivery systems around the world, although we can offer no assurance in this regard.

Under our agreement with FLO TV, we are licensing our Axess software and supplying interface components for the FLO TV San Diego Network Operation Center and the national rollout of wireless transmission sites which overlay the cellular coverage footprint. Qualcomm and/or FLO TV periodically issues purchase orders to us under such agreement. Since the inception of the agreement through March 31, 2010, Qualcomm, MediaFLO and/or FLO TV has jointly purchased $7,523,455 from us. Between April 1, 2009 and March 31, 2010, sales were $1,465,976. The FLO TV agreement, dated September 7, 2006, specifies no minimum or maximum number of purchase orders and was for an initial term of three years, with automatic extension provisions predicated on annual support contracts being current. All of our FLO TV deployed sites have current support contracts. The total number of FLO TV remote sites is estimated to expand to 1,200 sites, although there is no guarantee that this will occur. We also provide support and maintenance to FLO TV. renewable on an annual basis which increases every quarter as new sites come online.

In addition to broadcast and mobile TV, we have commenced penetrating and, upon receipt of adequate operating capital, intend to pursue rapid expansion into additional vertical markets, including the wireless telecommunications (cell phone), mobile TV, VOIP, IPTV over fiber networks, microwave telecommunications, multimedia, gaming, building management, power grid and emergency power management, government infrastructure management, homeland security, military communications, surveillance and other markets where centrally controlled network management, embedded industrial systems and wide scale remote monitoring and control solutions are being implemented.

We believe our products have broad application in the wireless, landline and fiber segments of the broadcast and telecommunications industries providing universal network management, alarm monitoring and remote site control, transmission and facilities management solutions for many of the new planned networks, as well as the upgrades and wide scale infrastructure enhancements. In developing countries, wireless infrastructure networks are being developed as viable alternatives to wired networks for internet, content delivery and communications. Economic remote site management is vital for viable carrier operations and expansion of government communication networks.

We expect the wireless and infrastructure markets to maintain sustained growth over the next ten to twenty years, as the carriers and infrastructure service providers compete to provide superior and additional wide-ranging services, including enriched video and high quality content to mobile devices, wireless broadband and other related mobile data delivery services customers expect. We believe that our background in the mainstream broadcast transmission industry at the highest HD digital TV and radio network levels, plus our over three year involvement with wireless technology leader Qualcomm, places us in a strong position to satisfy the operational needs of many other mainstream telecommunications, wireless and infrastructure providers for radio frequency and content delivery, as well as overall communications network and remote site management and control.

Our past and current significant clients include or have included NewsCorp FOX TV, Qualcomm - FLO TV; General Electric – NBC Universal (Comcast) & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications; Belo Corp. Television; Univision Communications, Television & Radio Network, Maryland Public Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); and Tribune Company Television.

In the telecom space, we are initially targeting all the Qualcomm-related CDMA carriers in the United States and overseas, including US Cellular, AT&T, as well as the Ericsson-related GSM carriers in Asia.

Included among our current sales channel and integration partners are: NTC (National TeleConsultants), Cascadiant, InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

Based on customer demand, and provided that we are able to obtain additional capital, we plan to launch monitoring services or partner with managed services operators where we oversee a client’s network operations center and network, as well as a “central server model solution”, which allows the data to reside at our facility or our partners. Given current economic conditions, there is no guarantee that we will be able to obtain such additional financing, on terms acceptable to us or at all. We believe that this offering will be attractive to customers who prefer outsourcing and paying for services as an ongoing operating expense rather than capital expenditure. We believe managed services or out-sourcing models are gaining popularity in the market place.

We have established a high level operating history with large, high-tech corporations, including Qualcomm, FLO TV, GE-NBC Universal, CBS, ABC, Belo, Cox Communications, Univision and Harris Corporation, where for over 10 years in the United States our products have continuously proven to be stable and reliable and Statmon as a company has a solid reputation for being highly responsive to meet customers’ needs. Our products are scalable and are designed to offer substantially off-the-shelf solutions to assist customers achieve measurable improvements in their top line revenue generation, operating margins and asset management. In the government sector, we believe that our products can be applied to make time critical institutional, defense and governmental infrastructure projects, such as first responder telecommunications, power and water management, Homeland Security and other civic projects achievable and affordable within capital budget and timeline constraints.

Strict asset management and infrastructure security have become an increasingly important priority since September 11, 2001, facilitating a worldwide review of the needs for real-time infrastructure network monitoring, automation and remote site management capabilities. We believe that the prevailing environment presents a significant opportunity for us to incorporate appropriate features and functionality into our proven application software. For example, the major television networks are automating the FCC required Emergency Alert System alarm system with our software, as well as monitoring their mission-critical transmission, microwave links, studio and facilities management operations. Localized Emergency Alert System broadcasting is expected to be integrated to the mobile TV and wireless markets. The major satellite and cable operators, including News Corp FOX, NBC Universal, Time Warner, Turner, CNN, Discovery Channel and Direct TV, are all moving towards consolidating their worldwide operations across all seven continents and to centralized master control operations, which we believe will provide significant opportunities for us.

In the short term, we remain focused on expanding into the wireless and fiber building management infrastructure vertical markets in broadcast and telecommunications. For the foreseeable future, we intend to continue to adapt our proprietary software and integration technologies to provide real time monitoring and remote control capabilities across a range of network and infrastructure markets. We interface front-end custom screens, protocols, embedded software and systems integration to industry specific analog and digital devices, sensors and different types of disparate systems. We are aligned with strategic engineering design and construct firms, system integrators, sales channel or distribution partners who have pre-existing clients and worldwide install bases. Our products can also be employed as middleware and/or be part of complete end-to-end solutions with the major infrastructure vendors, such as Ericsson owned Tandberg, Motorola and many others.

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

Roving

Roving is our "thin client," used for remote access from anywhere on the globe. With a customizable graphical user interface, Roving allows the user to monitor, control and manage its network from anywhere. Via Roving, network operators can connect remotely through the primary Axess point and manage the entire enterprise via this single portal. Multiple clients can access the network simultaneously with no limitation. Display alarms and logs, import custom backgrounds, shapes and Adobe® Flash® objects to display and control your infrastructure with ease. Link multiple operator visual interface screens allowing levels of detail and granularity previously unknown in technology management applications.

Accurate

Accurate is our solution for monitoring Local People Meter data, as deployed in the Nielsen Media Research Local People Meter project across the U.S. Accurate can interface directly with both the Norpak® Universal Reader, and the Nielsen Media Research's NACAT application. Interpreting decoded data from these sources, Accurate can then alarm, notify, and log when discrepancies in Local People Meter data occur. Accurate monitors four key components in the Local People Meter data: final distributor system identification, final distributor date/time information, program system identification, and program data/time information. Once an inaccuracy is detected, Accurate can activate audio and visual alarms, notify operators and management via email, text, or voice, and log the discrepancy from onset to resolution, thus providing a verifiable document to assist in data correction from Nielsen® Media Research.

Hardware

GPX & UIF-32 (Universal Interface Unit)

The GPX & UIF-32 are universal interfaces designed to allow the Axess software to collect up to 32 channels of analog, logic type and control information. The GPX & UIF-32 translates the General Purpose Input and Output channels into serial or TCP/Ethernet data streams for process by Axess. The GPX & UIF-32 is a “passive” device, which means it simply relays information from devices, such as temperature sensors, door alarms, and light switches.

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

Customers

Our past and current significant clients for our software and hardware products include NewsCorp FOX TV, Qualcomm/FLO TV; General Electric – NBC Universal (Comcast) & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Belo Corp.; Cox Communications; Australian Government owned “Air Services of Australia”; Tribune Company Television; and Univision Communications Television and Radio Network. Empire State Building and the Durst Organization, No. 4 Times Square in New York City. Our engineering design, construct, integration and sales channel partners include: NTC National TeleConsultants, Cascadiant, InfraCell, Harris Broadcast, Pixelmetrix, Sound Broadcast Services, Ltd., and Nautel Navigation.

We sold a substantial portion of our products and services to FLO TV during the fiscal years ended March 31, 2010 and 2009. Sales to FLO TV were approximately 52% and 59% of total sales during the fiscal years ended March 31, 2010 and 2009, respectively.

Fiscal 2011 Goals

Our goals for fiscal 2011, provided we are able to obtain sufficient working capital and commercial prospects are attractive, include:

•	Continue to develop the Qualcomm/FLO TV relationship, as well as the Qualcomm-related CDMA Telecom carriers, including US Cellular, AT&T and the international CDMA user groups.;

•
Focus directly on GSM Telecom wireless carriers and infrastructure service providers for the sale of remote site management and control products and managed services, including cellular infrastructure building management;

•
Collaborate with Nautel, Inc. to expand our exposure across the aviation navigation market, including the FAA in the United States and other international air and sea navigational aid and beacon market opportunities;

•
Aggressively promote our software products, “Axess”, “rOVIng” and “Accurate” into the existing and expanding international sales and distribution channels, including NTC, based in Los Angeles, California; Cascadiant, based in Singapore and Jakarta; InfraCell, based in the United States and Indonesia; Harris Broadcast, based in Melbourne, Australia and Florida; BTS, based in Dublin, Ireland; Pixelmetrix, based in Singapore; and Sound Broadcast Services, Ltd., based in the United Kingdom;

•	Focus on high profile product positioning and increasing our public relations exposure in the media trade live television, magazine, internet and all identified infrastructure and technology markets;

•	Implement investor relations, internet and public market making programs to educate financial markets about us and to generate liquidity in our OTCQX listed common stock;

•	Expand our in-house sales engineering and channel business development team in the domestic and foreign markets;

•	Focus on the worldwide digital HD TV and radio transmitter retrofit cycle working with the transmitter, fiber and satellite hardware manufacturers and integrators;

•	Identify strategic vertical market collaboration opportunities in the aviation, shipping, energy, power management, military, government and corporate IT infrastructure markets; and

•
Identify strategic infrastructure integrators and operators and complementary technologies for end-to-end solutions in the power supply, data center, wireless data delivery, embedded and sensor vertical markets.

Given current economic conditions, there is no guarantee that we will be able to generate sufficient internal cash flow or obtain the required additional financing, on terms acceptable to us or at all, to fund these goals.

Infrastructure and Network Management

In the rapidly evolving mass communications industry, the major operators are deploying and upgrading wide-scale infrastructure and networks comprising command and control network operation centers, more sophisticated building management systems, increasingly intelligent remote sites all involving wide selections of incompatible technologies, alarm systems, hardware, and devices from different manufacturers with highly disparate connectivity and operating systems. Management and control of these complex infrastructures require higher end network-wide and local engineering systems and platforms. If any element of a network or a remote site on the network is not functioning as designed, the primary functions may stop communicating or interacting per their intended purpose or per customer expectations of service. In many cases, a failure on the network may also cause a domino negative impact across the entire network.

The communications infrastructure industry encompasses the traditional television and radio broadcasters and all forms of telecommunications, including wireless and landline telephone and data, fiber rings, satellite, internet, broadband, mobile phones, wireless devices (lap-tops or PDA’s), microwave data transmission, radio frequency for first responders, law enforcement, air and sea navigation and emergency services. These networks typically include multiple remote sites, buildings, and operations centers, plus network element operational issues that can be consolidated up to a single management system and central location.

When a commercial communications network goes down (not on the air receiving or transmitting), there is typically a direct impact on the operators’ revenue generation, as well as on customer service and customer experience. Emergency engineering or resource reallocations to solve mission critical malfunctions usually have a high cost factor, which can be significant in cases involving difficult to access or geographically remote sites, such as on mountaintops, or locations in busy cities with access, safety and security issues. Many network or infrastructure operational failures are power or weather related and can be avoided entirely or minimized by the Statmon platform.

For example, a storm comes through an area where a site is located, a power line goes down, the uninterrupted power supply initially takes the full power load for a short period, the standby generator is started provided the starter motor battery is charged and there is enough fuel in the generator tank. This chain of events can happen without the personnel at the network operations center or monitoring entity being aware of little more than that the site is in fact down and not transmitting (off the air). Operations at the site may remain stable until the generator runs out of fuel or the power comes back up and the site can switch back to the grid power. Typically, a field engineer would be dispatched to the site to handle the restoration of the site to a normal or healthy condition. In the world today, there is a need for all the network elements and the health of remote sites to be proactively managed and controlled all the way from the mission critical transmission technologies down to the individual periphery device and sensor level for all of the different technologies and equipment brands at the remote site and all layers comprising the network. We believe that our Platform addresses the emerging need for a highly flexible and universal manager of technologies in the multi-billion dollar infrastructure network industry.

Radio and Television Broadcasting Industry

Several significant rules issued by the Federal Communications Commission (FCC) of the United States in the late 1990s have opened opportunities for our products in the United States broadcast industry. These changes included (i) radio and other broadcast stations are allowed to operate “unattended”, provided a reliable remote control system is installed, (ii) station owners are permitted to own multiple stations in a single marketplace and broadcast multiple call signals from the same physical location, and (iii) stations were required to transmit both HDTV and analog television signals until June 12, 2009. Now that the HD TV switch over has taken place, broadcasters are consolidating and streamlining their digital transmission operations. We believe that these evolving broadcast industry circumstances will continue to provide on-going opportunities for us, including the central server model and the co-location and outsourcing of monitoring, remote control and managed services.

Software Industry

With the solid benefits offered by a web-enabled system the majority of large enterprises have transitioned their software to this architecture.

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

Business Strategy - Potential New Vertical Markets

Provided that we are able to raise sufficient capital and commercial prospects are attractive, we plan to continue to launch our products into an expanding range of vertical markets within the communications and infrastructure markets for a range of industries including sports arena and building management, microwave networks, power management, energy, environmental, municipal, Homeland Security, defense and governmental markets. Given current economic conditions, there is no guarantee that we will be able to obtain such additional financing, on terms acceptable to us or at all. We are also seeking out consumer industry partners where we believe there are significant opportunities in the smart house, boating and sporting markets.

Any number of remote sites and devices can be networked and fully integrated for network operations center control, multiple site automation, alarmed monitoring, management, remote control, and/or the aggregation of real time information. Our core products are designed to be universal, robust, and economically adaptable to a multitude of vertical markets. The same core technology is used across on markets. We are focused on the ongoing development of our products in consultation with our major clients and sales channel partner relationships. We intend to increase the number of Channel Partners with the objective of penetrating new markets where we do not have a presence and to enhance the perception of our ability to perform on major contracts.

Statmon’s validation by technology industry leader Qualcomm, as well as the major broadcasters including FOX TV, NBC Universal, CBS, ABC and others, has permitted us to demonstrate the powerful functions, capabilities and stability of our core technology platforms. The current version of our proprietary software is designed to provide a low cost, non-customized solution to allow customers to monitor their networks in real time, in digital or analog mode, many different varieties and numbers of sites, systems and remote devices. Our goal in this regard is to market our software as a universal, cross-industry, cross-application, enterprise, end-to-end or middleware solution that can demonstrate the same cost-saving efficiencies and fail-safe automation in a wide range of applications and markets as we currently do in the traditional broadcast, telecom - mobile TV and navigation aid industries.

Our business model and product strategy is to directly promote and license our proprietary products to all levels of communications infrastructure and media broadcasters, as well as value-added resellers and original equipment manufacturer partners such as Cascadiant and InfraCell, (both Ericsson partners), Pixelmetrix and Harris Broadcast. We also intend to collaborate with equipment suppliers, infrastructure contractors and systems integrators like NTC, Ericsson -Tandberg and Motorola for joint venture, strategic alliance, and/or private label/original equipment manufacturer distribution across the virtually unlimited range of vertical markets. We believe that collaboration with powerful strategic partners will identify solution opportunities utilizing our products for monitoring, self-healing, automated asset management and/or remote control of technical operations, including the aggregation of data.

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

Competition

The management and control of sophisticated network operation centers and the individual monitoring and remote control of remote sites, individual devices and disparate software systems, is becoming a more diverse and competitive market. Companies such as Ericsson, IBM, Cisco, Hewlett-Packard, and Computer Associates offer various remote site, telemetry and network element solutions. Major hardware manufacturers offer a variety of network management, device management and control systems primarily to control their proprietary hardware and control systems. All the above-mentioned companies have greater resources than we do.

Several hardware-based vendors provide monitoring solutions to the radio and television broadcast facility industry. IBM is a direct software based competitor ,as is Computer Associates and Hewlett-Packard. Burk-Gentner, Mosley and others represent a significant portion of the traditional broadcast marketplace primarily focused on transmitter monitoring. These products are quality offerings designed by companies and individuals who have strong industry contacts. These products are typically marketed directly to the engineering department at radio and television stations as a method of increased convenience. We believe that our products provide diverse functionality and powerful capabilities while delivering a more elegant, comprehensive, convenient, and cost-effective solution to monitor and manage all of our customers’ mission-critical business operations.

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

There are low barriers to entry to new or existing businesses seeking to offer services in all of the markets in which we compete. As a result, our business environment is intensely competitive, highly fragmented, and rapidly changing. Competition can come from many sources and may be focused on different components of our business.

Nearly all of our competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may merge or form strategic partnerships. As a result, certain of these competitors may be able to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully in any of the markets in which we compete could have a material adverse effect on our business, prospects, results of operations, financial condition and on the price of our common stock.

Business Development

We believe that the most appropriate target customer is the President, CEO, CFO, CTO or Vice-President of Engineering in organizations that manage multiple networks or facilities with numerous potential applications. Due to the executive level at which we are selling and the relatively large organizations that we are targeting, it is often necessary for our senior-level management to be actively involved in the business development and sales process. In addition, we plan to supplement the business development team with industry specialists and consultants who can aid in the direction of our product development, identification and selection of strategic partners and sales channel opportunities in each vertical market.

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

Research and Development

Our research and development efforts are focused on constantly expanding the functionality and performance of our core software products and services. We obtain extensive product development input from our customers and potential customers and monitor our customers' evolving needs and changes in the marketplace. We believe our success will depend, in part, on our ability to develop and produce new software features, functionality, and enhancements to our existing platform and products. We have made investments and continue to invest in research and development. Our research and development expenditures were approximately $1,307,000 in fiscal 2010 and $1,469,000 in fiscal 2009. If we are unable to develop new enhancements to our existing products on a timely basis, or if our new enhancements fail to achieve market acceptance, our business, prospects and results of operation will suffer.

Sources and Availability of Materials

We outsource the design and assembly of all of our specialized interface hardware products to manufacturers in the USA and Canada. All of the components of our hardware products are off-the-shelf items that we can obtain from multiple sources, except for our printed circuit boards, which would need to be manufactured according to our design specifications. Our current third-party manufacturers have assured us that they have additional capacity through their own outsourcing contacts if our volume grows beyond their capacity or they are otherwise unable to perform. In addition, if needed, we believe that we could obtain alternative third-party manufacturers within a short period.

Patents, Trademarks, Copyrights and Licenses

We have designed our software products for use with personal computers and devices running in the Microsoft Windows operating environment. We rely on internally developed computer code, new technologies, and know-how to help us protect our intellectual property. In addition, we regard our technology as proprietary and attempt to protect it by implementing security password codes and high-end encryption and by seeking patents, copyrights, or trademarks, where appropriate, and by invoking trade secret laws and confidentiality and non-disclosure agreements.

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

Our Employees

As of March 31, 2010, we had twelve full-time employees, of which two were engaged in sales, marketing and sales channel development; three were engaged in technical support and training; five were engaged in software development and engineering; and two were engaged in management, administration, finance and operations. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

ITEM 1A.	Risk Factors.

The disclosure and analysis in this report and in our other reports, press releases and public statements of our officers contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products, or new product acceptance in the marketplace, future performance, or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies and financial results. Many factors discussed in Part I of this report will be important in determining future results. We will have little or no control over many of these factors and any of these factors could cause our operating results and gross margins, and consequently the price of our common stock, to fluctuate significantly.

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

Risks Related To Our Business

We have a history of net losses and may never achieve or maintain profitability

We have a history of incurring losses from operations. At March 31, 2010, we had an accumulated deficit of approximately $28,280,000. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, attempt to develop new market verticals, and continue to develop our technology, products, and services. These efforts may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with our business development activities. Such costs and expenses could prevent us from achieving or maintaining profitability in future periods.

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

Substantially all of our assets are pledged to secure our indebtedness and the maturity date of such indebtedness has passed

In connection with our tranche I, II, and III private placement, we executed a Security Agreement pursuant to which we granted a security interest and lien on all of our assets. Since these assets represent substantially all of our assets, we will not have access to additional secured lending until this indebtedness is repaid, which may require us to raise additional funds through unsecured debt and equity offerings. Default under our debt obligations would entitle our lenders to foreclose on our assets. The inability to raise additional working capital or the foreclosure of our assets could have a material adverse effect on our financial condition and results of operations. The lien will terminate when the note and all amounts due in connection with the debentures have been paid, discharged or satisfied in full.

Our auditors have expressed a going concern opinion

Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.

Our business is concentrated in one customer

In fiscal 2010 and 2009, FLO TV accounted for approximately 52% and 59% of our revenues, respectively. We expect the volume of our revenues derived from FLO TV and its affiliates to grow in fiscal 2011 and the percentage to continue to decrease as overall revenues and non-FLO TV revenues increase. A loss of all or a substantial portion of this business would have a material adverse effect on our business, results of operations and financial condition

We have future capital needs and it is uncertain whether we will be able to obtain future additional financing

We anticipate that our available funds and resources, including product sales, will not be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We are attempting to raise additional capital as part of our secured convertible debenture offering. We will need to raise additional funds in the future in order to repay our existing indebtedness if we are not able to extend the maturity dates of our notes, as well as to pursue new market verticals, develop new or enhanced products, respond to competitive pressures and acquire complementary businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences, or privileges senior to those of the rights of our current stockholders. There can be no assurance that we can obtain additional financing or obtain it on terms favorable to us. If adequate funds are not available or not available on acceptable terms, we may not be able to continue as a going concern, let alone to fund our expansion into new market verticals, promote our products as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operation and financial condition.

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

A successful products liability claim could require us to pay substantial damages and result in harm to our business reputation

The manufacture and sale of our products involve the risk of product liability claims. We do not carry product liability insurance. A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products from the market or otherwise adversely affect our business and operations.

The broadcast industry is resistant to change

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

We experience fluctuations in our quarterly operating results

We expect to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others, the volume of orders that we receive from FLO TV, delays in our introduction of product enhancements for the facilities management, automation, remote monitoring and control software market; introduction of new product or products enhancement for such market by our competitors or other providers of hardware, software and components costs associated with product or technology acquisitions; the size and timing of individual orders, software "bugs" or other product quality problems, competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in our personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, we believe that period-to-period comparisons of our past results of operations may not necessarily be relied upon as indications of future performance.

The inability to settle our outstanding payroll tax obligations could harm our business

During the years 2001 through 2008, The Company considered its Chief Executive Officer and its Chief Technology Officer to be consultants of the Company rather than employees, as a result of the Company’s non-compliance with the terms of their original employment agreements. If the Chief Executive Officer and the Chief Technology Officer were classified as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities.

This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.

The Company has recorded charges of approximately $947,000 for additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer should the Company be challenged by the taxing authorities and it is determined their position is without merit.

In addition, the Company was delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $702,000 and related penalties and interest approximated $275,000 (for other employees), computed through March 31, 2010. The Company filed these tax returns on July 7, 2010 and expects to have an agreement in place to pay these amounts as soon as possible. Based on the results of a review of these tax filings, the Company may be subject to additional interest and penalties by the taxing authorities if such amounts are not forthcoming We will soon be in negotiations with the applicable state and federal taxing authorities to schedule payment of these outstanding taxes. We may become subject to tax liens if we cannot satisfactorily settle the outstanding payroll tax liabilities. We cannot predict what, if any, actions may be taken by the respective tax authorities or other parties or the effect the actions may have on our results of operations, financial condition or cash flows.

We may fail to manage growth effectively, which will adversely affect our operations

We plan, given sufficient capital, to significantly expand our distribution, sales, marketing, research and development activities, hire additional employees as needed, expand internal information, accounting and billing systems and establish additional sales channels throughout the United States and the world. In addition, given sufficient capital, we plan to expand our infrastructure by investing in additional software and programming talent. In order to successfully manage growth, management must identify, attract, motivate, train, and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to effectively manage our growth, our business and viability will be materially and adversely impacted.

Our technology is dependent on Microsoft Windows

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

We may fail to keep pace with rapidly changing technologies

The vertical market segments we are targeting are characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors require management to continually improve the performance, features, and reliability of the array of our products. We may not respond quickly enough or on a cost-effective basis to these developments. We may not achieve widespread acceptance of our services before our competitors offer products and services with speed, performance, features and quality similar to or better than our products or that are more cost-effective than our services.

We may not be able to compete effectively

The market for automation, monitoring and process control software is rapidly evolving and highly competitive. Many of our competitors and potential competitors have substantially greater financial, technical, and managerial and marketing resources, longer operating histories, greater name recognition, and more established relationships than we do. Since our business is partially dependent on the overall success of the Internet as a communication medium, we also compete with traditional hardware based broadcast technology management in the radio and television and other industries that we are targeting. We expect competition from these and other types of competitors to increase significantly.

We may experience difficulties in integrating businesses, products and technologies we may acquire into our business

Given sufficient financing, we may acquire businesses, products, and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions expose us to additional risks, including the assimilation and integration of the operations of the combined companies; retaining key personnel; the potential disruption of our core business; and the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

The loss of key personnel could harm our business

Given the early stage of development of our business, we depend highly on the performance and efforts of our CEO, Geoffrey Talbot, our CTO, Peter Upfold, our EVP of Programming, Nigel Brownett, and the Board of Directors. If we lose the service of any member of our management team or other key personnel, our business prospects will be materially and adversely impacted.

The enactment of new laws or changes in government regulations could adversely affect our business

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

Our products could infringe on the intellectual property rights of others, which may lead to costly litigation, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products

If third parties assert that our products or technologies infringe upon their intellectual property rights, our reputation and ability to license or sell our products could be harmed. Whether or not the litigation has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

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

The inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property could adversely affect our competitive position

Our success depends on internally developed computer code, technologies, know-how, trademarks, and related intellectual properties. We regard the technology as proprietary and will attempt to protect it by implementing security password codes, seeking patents, copyrights or trademarks, and by invoking trade secret laws and confidentiality and nondisclosure agreements. These legal means, however, afford only limited protection and may not adequately protect our rights. Further, despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization. Third parties also may develop similar technology independently through reverse engineering techniques.

We intend to apply for registration of certain copyrights and a number of key trademarks and service marks and intend to introduce new trademarks and service marks, if we deem such actions appropriate under the circumstances. We may not be successful in obtaining registration for one or more of these trademarks. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, we cannot assure that competitors or other parties have not filed or in the future will not file applications for, have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.

Our technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark, or other proprietary rights of third parties. If this occurred, we would have to defend ourselves against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm our business.

Risks Related To The Industry

If we fail to successfully introduce new products and enhancements, our future growth may suffer. Certain products at an early stage of development are the areas of our expected future growth and sustainability

As part of our growth strategy, we intend to develop and introduce certain new products and enhancements. Such products and enhancements are currently in research and development, and we have generated no revenues from such potential products and may never generate revenues. A substantial portion of our resources have been, and for the foreseeable future will continue to be dedicated to our research programs and the development of products and enhancements. If we do not introduce these new products and enhancements on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer. There can be no assurance that we will be able to develop a commercial product from these projects. Our competitors may succeed in developing technologies or products that are more effective than ours.

If we do not update and enhance our technologies, they will become obsolete or noncompetitive. Our competitors may succeed in developing products, and obtaining related regulatory approval, faster than us

We operate in a highly competitive industry and competition is likely to intensify. Emerging technologies, extensive research and new product introductions characterize the market for our products and services. We believe that our future success will depend in large part upon our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products based on our technologies, and to commercialize those products. If we fail to stay at the forefront of technological development, we will be unable to compete effectively.

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

Our success depends, in part, on attracting customers who will embrace the new technologies offered by our products

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

Risks Related To Our Securities

The Company may be ineligible for quotation by a NASD member if it is delinquent one more time in our periodic filings with the SEC during the applicable 24-month period.

On November 16, 2005, the Securities and Exchange Commission (“SEC”) approved a change to NASD Rule 6530 providing that if an issuer with securities quoted by a NASD member on Over the Counter markets is cited for delinquent filing of periodic reports under the Exchange Act of 1934 with the SEC three times in a 24 month period or is removed from such quotation for failure to timely make such filings three times in a 24 month period then the securities of such issuer will be ineligible for quotation by a NASD member on the Over the Counter markets. If an issuer becomes ineligible to be so quoted, such issuer would not become eligible for quotation on the Over the Counter markets until it has filed such periodic reports for one year in a timely manner.

We have been late in two of our filings with the SEC in 2009, of which the December 31, 2008 Form 10-Q filing and the March 31, 2009 Form 10-K filing were late. Accordingly, the Company may be ineligible for quotation by a NASD member if it is delinquent one more time in our periodic filings with the SEC during the applicable 24-month period. If the Company is ineligible for quotation by a NASD member, then the Company's common stock will be quoted on the "pink sheets."

Our stock price is likely to be highly volatile because of several factors, including a limited public float

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. Our common stock may not be able to be resold following periods of volatility because of the market's adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	Actual or anticipated fluctuations in our operating results;

•	Announcements concerning our business or those of our competitors or customers;

•	Changes in the volume of our business with FLO TV and its affiliates;

•	Changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	Announcements of technological innovations;

•	Conditions or trends in the industry;

•	Litigation;

•	Patents or proprietary rights;

•	Departure of key personnel;

•	Failure to hire key personnel; and

•	General market conditions.

Because our common stock is considered a penny stock, any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability

Our common stock is currently traded on the OTCQB of the OTC Markets (ticker symbol “STCA.PK”) and is considered a “penny stock”.

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

We are controlled by certain stockholders

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of our common stock to be sold in the secondary market.

Our directors and executive officers and affiliates beneficially own approximately 19.7% of our outstanding shares of common stock and approximately 9.9% of all securities on a fully diluted basis. If these stockholders act as a group, they will have effective control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

We have not paid and do not expect to pay any dividends

We do not anticipate paying any cash dividends in the foreseeable future. See "Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

ITEM 2.	Properties.

We lease our office facilities and equipment under non-cancelable lease arrangements. The Company leases and maintains our principal place of business at 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015. We lease approximately 10,000 square feet in this facility. The lease term began on February 1, 2007 and continues to July 31, 2012. The straight line rent expense is $17,480 per month, including current estimates for property taxes and operating costs.

ITEM 3.	Legal Proceedings.

A.)	Legal Proceedings

None

B.)	Other – Payroll Tax

During the years 2001 through 2008, The Company considered its Chief Executive Officer and its Chief Technology Officer to be consultants of the Company rather than employees, as a result of the Company’s non-compliance with the terms of their original employment agreements. If the Chief Executive Officer and the Chief Technology Officer were classified as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities.

This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.

The Company has recorded charges of approximately $947,000 for additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer should the Company be challenged by the taxing authorities and it is determined their position is without merit.

In addition, the Company was delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $702,000 and related penalties and interest approximated $275,000 (for other employees), computed through March 31, 2010. The Company filed these tax returns on July 7, 2010 and expects to have an agreement in place to pay these amounts as soon as possible. Based on the results of a review of these tax filings, the Company may be subject to additional interest and penalties by the taxing authorities if such amounts are not forthcoming We will soon be in negotiations with the applicable state and federal taxing authorities to schedule payment of these outstanding taxes. We may become subject to tax liens if we cannot satisfactorily settle the outstanding payroll tax liabilities. We cannot predict what, if any, actions may be taken by the respective tax authorities or other parties or the effect the actions may have on our results of operations, financial condition or cash flows.

ITEM 4.	[Removed and Reserved].

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock, par value $0.01 per share, is currently quoted on the OTCQB of the OTC Markets under the symbol “STCA.PK”. The high/low closing prices of our common stock were as follows for the periods below, as reported on www.finance.yahoo.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid
Fiscal Year Ended March 31, 2010
4th Quarter	$0.34	$0.15
3rd Quarter	0.24	0.11
2nd Quarter	0.30	0.10
1st Quarter	0.49	0.20

Fiscal Year Ended March 31, 2009
4th Quarter	0.52	0.13
3rd Quarter	0.48	0.25
2nd Quarter	1.04	0.49
1st Quarter	1.43	0.53

As of June 30, 2010, we had approximately 1,693 stockholders of record for our common stock.

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

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended March 31, 2010. All sales were made to “accredited investors” as such term as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. Unless indicated, we did not pay any commissions to third parties in connection with the sales.

Issuances of stock and warrants in relation to new debt during the fiscal year ended March 31, 2010:

•
We issued an additional $837,720 principal amount of debentures and received net proceeds of $672,500 related to the third tranche of the private placement of such debentures. In connection with the debentures, we issued five-year warrants to purchase 3,350,880 shares of common stock at $0.50 per share. The debentures are convertible into common stock at $0.25 per share.

•
We issued an additional 3,616,864 warrants to holders of tranche I and tranche II securities due to re-pricing provisions in the debenture agreements and the fact that tranche III warrants were exercisable at $0.50 per share. All 6,200,338 warrants held by tranche I, II and III holders are now exercisable at $0.50 per share.

Other issuances of stock and warrants during the fiscal year ended March 31, 2010:

•
We issued 676,800 additional warrants to holders of tranche I and tranche II debentures pursuant to a penalty provision for not meeting certain revenue minimums. The fair value of these warrants is $124,743 based on a Black Scholes model. We have accrued for and will issue 145,800 warrants to certain holders in tranche III due to not meeting certain revenue minimums in the fiscal year ended March 31, 2010. The Black Scholes fair value for the tranche III penalty warrants is $38,000. These warrants are considered issuable at March 31, 2010.

•
We issued (i) 160,000 shares of common stock; (ii) 160,000 additional warrants to tranche I debenture holders exercisable at a price of $0.01 per share; (iii) 1,644,000 shares of common stock on the conversion of $411,000 in debentures; and (iv) 133,793 shares related to the settlement of interest on a note payable.

•
We (i) granted 50,000 warrants, valued at $15,500 based on a Black Scholes model, in conjunction with the settlement of a lawsuit regarding a note in default in consideration for delaying payment of the note; (ii) issued 90,000 shares of penalty warrants, valued at $13,965 based on a Black Scholes model, related to delinquent notes payable per the terms of the note agreement; (iii) issued 125,000 warrants, valued at $16,250 with a term of five years for investment advisory; and (iv) issued 128,000 warrants valued at $22,000 related to an advance to allow us to purchase inventory.

ITEM 6.	Selected Financial Data.

Not applicable.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Statmon Technologies Corp. is a wireless and fiber infrastructure network management solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast, building management and navigation aid transmission networks to optimize operations and ensure they remain healthy and fully operational 24/7. A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites that incorporate a wide range of communication devices, building, facilities management, and environmental control systems.

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

Our past and current significant clients include Qualcomm - FLO TV; General Electric – NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

Results of Operations

For the fiscal years ended March 31, 2010 and 2009

Revenues.  For the fiscal year ended March 31, 2010, total revenues decreased to $2,793,294 from $2,980,513 for the same period last year.  The decrease in revenues of approximately $187,000 is due principally to many of our broadcast and telecommunication customers having to delay capital expenditure purchases as they incurred lower advertising revenues due to economic conditions and additional expenses related to the federal government delaying the high definition switchover by six months to June 2009.  The delay of the capital expenditures from our customers began in October 2008, but we have begun to see a steady increase in capital projects from our customers as we have experienced increase revenues for the past five quarters.

Cost of Sales.  Cost of sales was $264,573 and $417,537 for the fiscal years ended March 31, 2010 and 2009, respectively.  Overall gross profit percentage increased to 91% for the fiscal year ended March 31, 2010, compared to 86% in the comparable prior year period due to an increase, as a percentage of sales, in software sales and support services during the year.

Selling, General and Administrative Expenses.   For the fiscal year ended March 31, 2010, operating expenses decreased to $3,888,951 compared to $4,616,307 for the same period last year.  Selling, general and administrative expenses were approximately 139% of sales for the fiscal year ended March 31, 2010, compared to approximately 155% of sales during the same period last year.  The decrease in selling, general and administrative expenses is attributed to expense reductions that began in May 2009 including a decrease in payroll costs of approximately $368,000 that is primarily based on headcount reductions and a decrease in marketing expense of $154,000 due to a decreased presence at the National Association of Broadcasters show.

Other Expenses.   For the fiscal year ended March 31, 2010, other expenses increased to $3,466,698 from $1,993,860 for the same period in the prior year.  The increase of approximately $1,473,000 can be attributed to the adoption of new accounting rules in the first quarter of 2009 in which we are required to value the fair value of warrants and conversion features for certain outstanding equity instruments and recognized the change in fair value.

We recorded Interest expense of $1,830,965 related to warrants and conversion features issued in association with debt and incurred a change of $5,936,000 due to the difference in the fair value of tranche I and II warrants and conversion features when they were issued compared to their fair value after they were repriced in conjunction with our tranche III financing. We recorded a gain on a change in the fair value of derivatives of $6,183,300 during the fiscal year ended March 31, 2010.  This gain is primarily due to the fact that our stock price decreased during the year that made our outstanding warrants and conversion features less valuable.  No such gain or loss occurred during the fiscal year ended March 31, 2009.

Net Loss.   As a result of the above, for the fiscal year ended March 31, 2010, we recorded a net loss of $4,826,928 compared to a net loss of $4,047,191 for the same period last year.

Liquidity and Capital Resources

Cash balances totaled $0 as of March 31, 2010, compared to $1,000 at March 31, 2009.

Net cash used in operating activities was $651,600 and $760,598 for the fiscal years ended March 31, 2010 and 2009, respectively.  The use of cash in 2010 and 2009 is primarily the result of funding the net loss of $4,826,928 (which included non-cash expenses of $3,349,215) and $4,047,191 (which included non-cash expenses of $1,944,079) for the years ended March 31, 2010 and 2009, respectively.

Net cash used in investing activities was $23,500 and $12,701 for the fiscal years ended March 31, 2010 and 2009, respectively.  The use of cash in 2010 was to purchase office equipment.  The use of cash in 2009 was the result of computer purchases, network equipment and office equipment related to our growth.

Net cash provided by financing activities was $674,100 and $701,223 for the fiscal years ended March 31, 2010 and 2009, respectively.  Net cash provided by financing activities in fiscal 2010 was the result of net proceeds of $672,500 related to the issuance of $837,720 principal amount of debentures related to the tranche III of our private placement of such debentures.  Net cash provided by financing activities in fiscal 2009 was the result of proceeds from issuance of $865,000 of tranche II of the original issue discount convertible debentures consisting of convertible debentures bearing interest at an effective rate of 10% per annum, a share of our common stock and a five-year warrant to purchase shares at an exercise price of $1.20 per share, offset by deferred financing costs of $113,027.

As of March 31, 2010, we had a working capital deficiency of approximately $10,979,000 including short-term notes payable, convertible notes payable and accrued interest of approximately $3,410,000, net of applicable debt discount of $158,379.  We also have long-term convertible debentures of approximately $192,000, net of an applicable debt discount of approximately $609,000.  In addition, we are delinquent in filing certain payroll returns (including the remittance of taxes) totaling approximately $702,000 and related penalties and interest of approximately $275,000 and have accrued $947,000 as additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer related to their classification as our consultants.

In order to continue our operations beyond March 2011, we will need to increase revenue and profit margins, repay or obtain extensions on our existing short-term debt and raise additional working capital through the sale of debt or equity securities.

There can be no assurance that we will be able to raise the capital we require in this time frame or at all or that we will be able to raise the capital on terms acceptable to us.  In addition, there can be no assurances that we will be successful in obtaining extensions of our outstanding notes, if required.  If we are not successful, we would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of our common stock.  At this time, management cannot assess the likelihood of achieving these objectives.  If we are unable to achieve these objectives, we may be forced to cease business operations, sell our assets and/or seek further protection under applicable bankruptcy laws.

Except as provided above, we have no present commitment that is likely to result in our liquidity increasing or decreasing in any material way.  In addition, except as noted above, we know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, our liquidity increasing or decreasing in any material way.  We have has no material commitments for capital expenditures.  We know of no material trends, favorable or unfavorable, in our capital resources.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States and assume that we will continue as a going concern.  We have incurred net losses of approximately $28,280,000 since our inception and have working capital deficiency of approximately $10,979,000 at March 31, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses.  The following is a list of what we feel are the most critical estimations that we must make when preparing our financial statements.

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

Revenue Recognition

Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the fees are fixed and determinable, collectability is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements.  The Company's software license agreement entitles licensees’ limited rights for upgrades and enhancements for the version they have licensed.

We require our software product sales to be supported by a written contract or other evidence of a sale transaction, which generally consists of a customer purchase order or on-line authorization.  These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days), and refund policy, if any.  The selling prices of these products are fixed at the time the sale is consummated.

Deferred revenue represents revenue billed for products and or/services not yet shipped or rendered.

Convertible Debentures and Freestanding Warrants

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features and include freestanding warrants.

We account for our embedded conversion features and freestanding warrants pursuant to ASC Topic 815 on Derivatives and Hedging which requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instruments and recorded by allocating the  proceeds of the debt between the debt, the conversion features and the detachable warrants based on the relative fair values of the debt security without the conversion features and the warrants and the conversion features and the warrant themselves.  The value allocated to the conversion features and the warrants are recorded as a debt discount that is amortized on a straight-line basis over the life of the loan.

Effects of Recent Accounting Policies

In October 2009, the Financial Accounting Standards Board (“FASB”) updated topic 605 on Revenue Recognition authoritative guidance on revenue recognition that will become effective for us beginning April 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software- enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard has not yet been integrated into the Codification.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  Management is currently evaluating the requirements of this guidance and has not yet determined the impact on our consolidated financial statements.

In February 2010, FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810).”  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810- 20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. At this time, management is evaluating the potential implications of this pronouncement and has not yet determined the impact on our consolidated financial statements.

In June 2009, FASB issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2008, FASB updated the ASC Topic 815 on Derivatives and Hedging.  The update provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock.  It requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and thus exempt from the application of derivative accounting.  Although this update is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of this topic update has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) conversion features that also contain price adjustment features.  Our warrants and conversion features with these features are no longer deemed to be indexed to the Company’s own stock and are no longer classified as equity. Instead, these warrants and conversion features were reclassified as a derivative liability on April 1, 2009 as a result of this updated ASC.  The fair value of the derivative liability as of April 1, 2009 was approximately $2,109,000 and was recorded as a cumulative adjustment to our stockholders’ deficiency.

In May 2009, FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which sets forth:  (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on our consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2010 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements of the Company are included following the signature page to this Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

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

In connection with the filing of our annual report on Form 10-K, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  As a result of the material weakness described below, we have concluded that our internal control over financial reporting was not effective as of March 31, 2010 based on the criteria in Internal Control—Integrated Framework.

Management identified a material weakness in our internal control over financial reporting.  A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

The material weakness identified by management relates to the lack of sufficient accounting resources and the lack of documentation of the performance of key controls and document retention.  We have engaged outside consultants to perform financial reporting functions to perform routine record keeping.  Consequently, our financial reporting function is limited which makes it difficult to report our financial information with the SEC timely and our control environment does not provide for an appropriate segregation of duties or documentation of the performance of key controls.

In order to correct this material weakness, we have hired additional outside consultants to assist with our financial statement preparation and reporting needs and plan to hire internal full-time accounting personnel in the third calendar quarter of 2010.  We also intend to augment internal accounting personnel with consultants as needed to ensure that management will have adequate resources in order to ensure complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting identified in management’s evaluation during the period covered by this annual report that have materially affected, or are, reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 9B.	Other Information.

None.

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

The following table sets forth as of June 30, 2010, the name, age, and position of each Executive Officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and/or Officer Since
Geoffrey P. Talbot	62	Chairman, President, Chief Executive Officer & Chief Financial Officer	Chairman, President, Chief Executive Officer and Chief Financial Officer since June 2002

Peter J. Upfold	47	Chief Technology Officer, Vice Chairman, Director and Treasurer/Secretary	Vice Chairman, Chief Technology Officer and Director since June 2002

Leonard Silverman, Ph.D.	70	Director	Director since June 2002

Robert B. Fields	72	Director	Director since June 2002

Each of our directors serves for a term of one year and until his or her successor is elected at the our annual stockholders’ meeting and is qualified, subject to removal by our stockholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the current executive officers and directors as of June 30, 2010.

Geoffrey P. Talbot is a co-founder and has served as our Chairman, Chief Executive Officer and Chief Financial Officer since our formation in June 2000.  From April 1997 to July 2000, Mr. Talbot was the Chief Executive Officer and a director of J.C. Williamson Entertainment and J.C. Williamson Technologies in Los Angeles, California, a company that was involved in digital film production and technology.  Mr. Talbot holds no other public company directorships.  We believe that Mr. Talbot's broad entrepreneurial, financial and business expertise, along with his experience with micro-cap public companies and his role as President and Chief Executive Officer, give him the qualifications and skills to serve as a director.

Peter J. Upfold is a co-founder and has served as our Vice Chairman, Chief Technical Officer and a director since our formation in June 2000.  Mr. Upfold relocated to the United States from Australia in 1998.  From 1998 to 2000 he introduced the technology upon which our products are based to the North American market and engaged in organizational activities for the Company.  Mr. Upfold holds no other public company directorships.  We believe that Mr. Upfold's technical knowledge of our products and industry give him the qualifications and skills to serve as a director.

Leonard Silverman, Ph.D. has been a member of our Board of Directors since our formation in June 2000.  Dr. Silverman spent most of his professional career at the University of Southern California (USC).  He joined the faculty of USC in 1968, became a Full Professor of Electrical Engineering in 1977 and was elected Chairman of the Electrical Engineering Systems Department in 1982.  He was appointed the fifth Dean of Engineering in 1984 and retired as the Dean in June 2001.  Dr. Silverman is a member of the U.S. National Academy of Engineering.  He currently serves as a director of Advanced MicroDevices (AMD).  Dr. Silverman is the Chairman of our Compensation Committee and a member of our Audit Committee.  Dr. Silverman holds no other public company directorships.  We believe that Mr. Silverman's engineering experience, educational background and years in academia give him the qualifications and skills to serve as a director.

Robert B. Fields has been a member of the Company’s Board of Directors since our formation in June 2000.  Since 1979 he served as the President of Tradestar Ltd., his wholly owned consulting firm that specializes in asset appreciation.  Since February 15, 2001, Mr. Fields has served as the Chairman of ActForex, Inc., a New York fully hosted management service provider of proprietary software for currency trading with over 40,000 registered traders.  Until May 2006, Mr. Fields was a member of the Board of Genoil Inc. (OTCBB: GNOLF.OB) and Chairman of the Audit Committee.  He was elected a Vice President and director of the Friars National Association Foundation, Inc., a philanthropy of the arts based in New York, in 1998, and has served as its Treasurer and was elected President in 2006. He is a member of the Board of Dorado Exploration Inc., an energy exploration company with operations in Texas and Louisiana.  He has been a member of eight public company boards and a director of more than a dozen companies.  Mr. Fields is the Chairman of our Audit Committee and a member of our Compensation Committee.   We believe that Mr. Field's extensive experience in our industry and as an officer or director of public companies give him the qualifications and skills to serve as a director.

Our bylaws allow our Board to fix the number of directors between three and five.  The number of directors is currently fixed at four.

Board of Directors and Committee Meetings

Our Board of Directors held three meetings during the fiscal year ended March 31, 2010.  Each of our directors attended all of the meetings of the Board and the committees on which he served in the fiscal year ended March 31, 2010.  Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve.

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

Compensation Committee

Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors, and employees.  Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission will require in our Form 10-Ks and proxy statements.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is made up of two independent, non-employee directors, Messrs. Silverman and Fields.  No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Board of Director’s Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity, and operational risks.  In fulfilling its risk oversight role, our Board of Directors focuses on the adequacy of our risk management process and overall risk management system.  Our Board of Directors believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant committee.

Our Board of Directors has designated the Audit Committee to take the lead in overseeing risk management at the Board of Directors level.  Accordingly, the Audit Committee schedules time for periodic review of risk management, in addition to its other duties.  In this role, the Audit Committee receives reports from management, its independent public accountants and other advisors, and strives to generate attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Although the Board of Directors has assigned the primary risk oversight to the Audit Committee, it also periodically receives information about our risk management system and the most significant risks that we face.  This is principally accomplished through Audit Committee reports to the Board of Directors and summary versions of the briefings provided by management and advisors to the Audit Committee.

In addition to the formal compliance program, our Board of Directors and the Audit Committee encourage management to promote a corporate culture that understands risk management and incorporates it into our overall corporate strategy and day-to-day business operations.  Our risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for us.  As a result, the Board of Directors and the Audit Committee periodically ask our executives to discuss the most likely sources of material future risks and how we are addressing any significant potential vulnerability.

Board Leadership Structure

Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee.  Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our stockholders.  Our Board of Directors believes that Mr. Talbot's service as both Chief Executive Officer and Chairman of the Board is in the best interest of the Company and our stockholders.  Mr. Talbot possesses detailed and in-depth knowledge of our business and the opportunities and challenges we face and is thus best positioned to develop agendas that ensure that the Board is focused on the most critical matters.  Our Board believes that our leadership structure is appropriate given its size and composition and the nature of our business.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015; Attn: Corporate Secretary.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Process and Policy for Director Nominations

Our Board may consider candidates for Board membership suggested by its members, management and our stockholders.  In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board's current composition, including expertise, diversity, and balance of inside, outside and independent directors.  The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to actively participate in board and committee meetings; the extent to which the candidate possesses pertinent technological, business or financial expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate's familiarity with issues affecting our business.

Our Board of Directors strives for a Board composed of individuals who bring a variety of complementary skills, expertise or background and who, as a group, will possess the appropriate skills and experience to oversee our business. The diversity of the members of the Board relates to the selection of its nominees.  While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board's process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources.  When the Board of Directors has either identified a prospective nominee or determined that an additional or replacement director is required, the Board of Directors may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Board of Directors or management.  In its evaluation of director candidates, including the members of the Board eligible for re-election, the Board considers a number of factors, including: the current size and composition of the Board of Directors, the needs of the Board of Directors and the respective committees of the Board, and such factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service, and potential conflicts of interest.

The Board of Directors has specified the following minimum qualifications that it believes must be met by a nominee for a position on the Board:  the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board; the ability to assist and support management and make significant contributions to our success; an understanding of the fiduciary responsibilities that are required of a member of the Board of Directors; and the commitment of time and energy necessary to diligently carry out those responsibilities.

Stockholder Recommendations for Director Nominations. Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders.  While the Board of Directors may consider candidates recommended by stockholders, it has no requirement to do so.  To date, no stockholder has recommended a candidate for nomination to the Board.  Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard.  We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

Stockholder recommendations for director nominations may be submitted to us at the following address:  Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015; Attn: Corporate Secretary.  Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors.  Our bylaws provide that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to our Corporate Secretary and such notice must be received at our principal executive offices not less than 120 days before the date of its release of the proxy statement to stockholders in connection with its previous year’s annual meeting of stockholders.  Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation.  In addition, the stockholder must include in such notice his name and address, as they appear on our records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of our capital stock that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to our Corporate Secretary the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a stockholder’s notice must be received at our principal executive offices no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Act of 1934, as amended (the "1934 Act"), requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of such materials as are required by the SEC, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the SEC any form or report required to be so filed pursuant to Section 16(a) of the 1934 Act during the fiscal year ended March 31, 2010.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that is applicable to all of our employees, officers and directors.  Our Code of Ethics is intended to ensure that such persons act in accordance with the highest ethical standards.  A copy of our Code of Ethics may be obtained by sending a written request to us at 3000 Lakeside Drive, Suite 300-S, Bannockburn, IL 60015, Attention:  Corporate Secretary.

ITEM 11.	Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years ended March 31, 2010 and 2009.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Geoffrey P. Talbot (1)	2010	$260,000	$	$	$	$	$	$13,016	(2)	$273,016
President, CEO, CFO	2009	$240,000	$	$	$	$	$	$11,585	(2)	$251,585

Peter J. Upfold (1)Chief	2010	$260,000	$	$	$	$	$	$13,252	(2)	$273,252
Technology Officer	2009	$240,000	$	$	$	$	$	$12,342	(2)	$252,342

(1) Both Messrs. Talbot and Upfold’s employment contracts with the Company expired on July 1, 2009.  The Company is currently in discussions in regard to new five-year contracts with Messrs. Talbot and Upfold.  Effective June 30, 2008, their respective annual compensation increased to $260,000 per annum.  In the fiscal year ended March 31, 2010, Mr.  Talbot deferred $34,412 and Mr. Upfold deferred $25,742 of their compensation.

(2) Represents amounts the Company paid related to leased automobiles or car allowances provided to Messrs. Talbot and Upfold during the fiscal years indicated.

Compensation Policy.  Our executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable us to achieve earnings and profitability growth to satisfy our stockholders.  We, therefore, create incentives for these executives to achieve both company and individual performance objectives through the use of performance-based compensation programs.

No one component is considered by itself, but all forms of the compensation package are considered in total.  Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components.  The main elements of our compensation package consist of base salary, restricted stock, stock options/warrants, and bonus.

Base Salary.  The base salary for each executive officer is reviewed and compared to the prior year, with considerations given for increase.  If we have positive results of operation and our financial condition improves substantially, we will review these base salaries for possible adjustments.

Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

Stock Options.  The Company did not issue stock options to any employees or officers during the fiscal years ended March 31, 2010 and 2009.

Bonuses.  To date, bonuses have been granted on a limited basis, with these bonuses related to meeting certain performance criteria that are directly related to areas within the executive’s responsibilities with the Company, such as production of product and sales of product to customers.  If we have positive results of operation and our financial condition improves substantially, we plan to create a more defined bonus programs to attract and retain our employees at all levels.

Other.  At this time, we have no profit sharing plan in place for our employees.  However, this is another area of consideration to add such a plan to provide yet another level of compensation to our compensation plan.

Director Compensation

We do not pay our directors who are not our employees, nor any of their affiliates, any cash compensation for serving on the Board.  We reimburse our directors for any travel or other out-of-pocket expenses related to their service on the Board of Directors.

Employment and any other arrangements between us and any named executive officer are described in Part III., Item 12 of this Form 10-K and are incorporated herein by this reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2010, certain information regarding the beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all directors and the executive officers as a group.
Name and Address of Beneficial Owner	Amount of Common Stock and Warrants and Nature of Beneficial Ownership	Percent of Class
Geoffrey P. Talbot Chairman, President, CEO, and CFO (1)	1,746,180	6.78%
Peter J. Upfold CTO, Vice Chairman, Secretary/Treasurer (1)	2,811,603	10.92%
Leonard Silverman, Ph.D. Director (2)	303,219	1.18%
Robert B. Fields Director (2)	216,300	0.84%
Thieme Consulting, Inc. (3)	2,212,006	8.59%
Dean Delis (4)	1,797,000	6.93%
All executive officers and directors as a group (four persons)	5,077,302	19.72%

(1)	The address of Geoffrey P. Talbot and Peter J. Upfold is 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.
(2)	The address of Leonard Silverman, Ph.D. and Robert B. Fields is c/o Statmon Technologies Corp., 3000 Lakeside Drive, Suite 300 South, Bannockburn, IL 60015.
(3)	The address of Thieme Consulting, Inc. is 845 third Ave., 14th Floor, New York, New York 10022.
(4)	The address of Dean Delis is 2929 Campus Drive, Ste. 175, San Mateo, CA 94405. Includes warrants to purchase 175,000 shares of common stock exercisable at $1.00 per share.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

In October 2001, we issued three secured promissory notes to three related lenders (collectively, the “Senior Notes”) for a total of $250,000, accruing interest at 10% per annum.  In connection with the Senior Notes, Thieme Consulting, Inc. acquired 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $2.00 per share which expired on October 31, 2006.  The three Senior Notes initial terms went into default on April 16, 2002, May 6, 2002, and May 18, 2002, respectively, and have since accrued interest at a penalty rate of 15% per annum.  Pursuant to the loan agreements penalty provisions, we have issued 25,000 shares of common stock per month until full repayment of the Senior Notes.  Subject to certain subordination agreements entered into in March 2008, our obligations under the Senior Notes are secured by a UCC perfected lien on our assets plus certain priority rights over first new equity capital we raise, effective until the Senior Notes are extinguished.  We accrued $49,417 of interest and granted the note holder 275,000 penalty shares, valued at $330,250, during the year ended March 31, 2008. We accrued $37,500 of interest and granted the note holder 300,000 penalty shares, valued at $209,750, during the year ended March 31, 2007.

On March 5, 2008, we entered into a new promissory note with Thieme Consulting, Inc. for $250,000 and extinguished the original note from October 2001 described above.  This new note is subordinated to the Senior Secured Original Issue Discount Convertible Debentures.  The new note has a maturity date of June 4, 2010 and bears interest at 10% per annum.  In consideration for entering into the new note and subordinating their first security position, we repaid all of the accrued interest due on the October 2001 notes of $243,896.  We incurred interest expense of $27,124, all of which is payable at March 31, 2009, for the year ended March 31, 2009 related to this note.

Between November 2003 and June 30, 2007, Dean Delis has loaned us $1,615,000 represented by promissory notes bearing interest at 10% per annum of which $975,000 was outstanding prior to February 20, 2008.  In connection with these loans, we had accrued $354,009 of interest, issued 1,633,170 shares of common stock and warrants to purchase 3,539,307 shares of its common stock exercisable from $1.00 to $1.50 per share for a three and five-year terms. At February 20, 2008, $775,000 of these notes along with the accrued interest of $354,009 and 3,389,307 warrants to purchase share of common stock were converted to equity per the terms of the Note and Warrant Exchanges. As of March 31, 2009, one note with a principal value of $200,000 and the related 150,000 warrants to purchase share of common stock exercisable at $1.00 per share remain outstanding.  Interest on this note is paid current.

Director Independence

In accordance with the Nasdaq Stock Market listing standards, our Board of Directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the Board of Directors affirmatively determined that the current board members, other than Mr. Talbot, our President and Chief Executive Officer, are “independent directors” under the Nasdaq rules.  Additionally, each of the members of our two standing committees are required to be, and the Board of Directors has determined that each member is, independent in accordance with the Nasdaq and SEC rules.

ITEM 14.	Principal Accounting Fees and Services.

The following table summarizes the fees of Marcum LLP our current independent auditor billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the fiscal year ended March 31
	2010	2009
Audit Fees	$190,000	$183,950
Audit Related Fees	-	-
Tax Fees	-	10,000
All Other Fees	-	-
Total Fees	$190,000	$193,950

Audit Fees:  Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of our annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees:  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

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

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Reorganization	[1]
3.1	Articles of Incorporation	[2]
3.2	Articles of Amendment of Articles of Incorporation	[3]
3.3	Amended and Restated Bylaws of the Company	[6]
4.1	Registration Rights Agreement dated October 12, 2001 between Statmon Technologies Corp. and Thieme Consulting, Inc.	[6]
4.2	Form of Stock Certificate	[6]
4.3	Form of Common Stock Purchase Warrant (exercisable at $5.00 per share)	[6]
4.4	Form of Common Stock Purchase Warrant (exercisable at $2.00 per share)	[6]
4.5	Form of Common Stock Purchase Warrant (exercisable at $1.00 per share)	[6]
4.6	Form of Common Stock Purchase Warrant (exercisable at $1.50 per share)	[8]
4.7	Form of Common Stock Purchase Warrant (exercisable at $1.25 per share)	[8]
4.8	Form of Subscription Agreement for Exchange	[10]
4.9	Form of Original Issue Discount Senior Secured Convertible Debenture	[11]
4.10	Common Stock Purchase Warrant	[11]
4.11	Form of Additional Investment Right	[11]
10.1	Share Purchase Agreement (Sino Global Development Limited)	[4]
10.2	Share Purchase Agreement (Systems & Technology Corp.)	[4]
10.3	Share Purchase Agreement (Ace Capital Investment Limited)	[4]
10.4	Share Purchase Agreement (Powerlink International Finance Inc.)	[4]
10.5	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Geoffrey P. Talbot, as amended.	[6]
10.6	Employment Agreement, dated as of July 1, 2004, by and between Statmon Technologies Corp. and Peter J. Upfold, as amended.	[6]
10.7	Agreement for Purchase and Sale of Remote Monitoring Products, dated February 25, 2003 between Statmon Technologies Corp. and Harris Corporation, as amended.	[6]
10.8	Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord	[7]
10.9	Addendum to Premises lease by and between Statmon Technologies Corp. as tenant and Maple Plaza, Ltd. as Landlord	[7]
10.10	Promissory Note dated as of October 15, 2001 in the amount of $125,000 issued by Statmon Technologies Corp. to Thieme Consulting, Inc.	[6]
10.11	Promissory Note dated as of November 7, 2001 in the amount of $100,000 issued by Statmon Technologies Corp. to Global Opportunity Fund Limited.	[6]
10.12	Promissory Note dated as of November 6, 2001 in the amount of $25,000 issued by Statmon Technologies Corp. to Veninvest.	[6]
10.13	Promissory Note Extension Agreement dated as of February 7, 2003 between Statmon Technologies Corp. and Thieme Consulting, Inc., The Global Opportunity Fund and Veninvest.	[6]
10.14	Pledge and Security Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc.	[6]
10.15	Subordination Agreement between Statmon Technologies Corp. and Thieme Consulting, Inc.	[6]
10.16	Promissory Note dated December 2, 2002 issued by Statmon Technologies Corp. to L&F Silverman in the principal amount of $15,000.	[6]
10.17	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to L&F Silverman, PhD. in the principal amount of $10,000.	[6]
10.18	Promissory Note dated October 31, 2003 issued by Statmon Technologies Corp. to Robert B. Fields.	[6]
10.19	Form of Promissory Note issued by Statmon Technologies Corp. to purchasers of Units from April 2002 to June 2007.	[6]
10.20	Deal Point Memorandum regarding Statmon eBI Solutions, LLC. Between Statmon Technologies Corp. and eBI Solutions, LLC.	[6]

Exhibit No.	Description	Reference
10.21	Non-exclusive Reseller Agreement dated May 26, 2006 between Statmon Technologies Corp. and Harris Corporation.	[8]
10.22	Form of Senior Subordinated Promissory Note issued by Statmon Technologies Corp. to Dean Delis.	[8]
10.23	Form of Promissory Note issued by Statmon Technologies Corp. to Martin E. Jacobs	[8]
10.24	Agreement for Purchase and Sale of Remote Monitoring Products, dated September 7, 2006 between Statmon Technologies Corp. and MediaFLO USA, Inc.	[9]
10.25	Premises lease by and between Statmon Technologies Corp. as tenant and YPI Bannockburn, LLC as Landlord.	[9]
10.26	Securities Purchase Agreement dated March 5, 2008.	[11]
10.27	Security Agreement dated March 5, 2008.	[11]
10.28	Subsidiary Guarantee dated March 5, 2008.	[11]
14.1	Code of Ethics.	[6]
14.2	Charter of Audit Committee.	[9]
14.3	Charter of Compensation Committee.	[6]
21.1	List of Subsidiaries of the Company.	[6]
24.1	Power of Attorney.	Filed herewith.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Company’s Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of the Company’s Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

[1]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002, previously filed as Item 10.1 on Exhibit to Form 8-K.
[2]	Incorporated by reference to Viable Resources Inc.’s Form 10-K filed March 31, 1981.
[3]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on October 15, 2002.
[4]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on May 31, 2002.
[5]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K/A filed on June 10, 2004.
[6]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on September 14, 2004.
[7]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2005.
[8]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2006.
[9]	Incorporated by reference to Statmon Technologies Corp.’s Form 10-KSB filed on July 14, 2007.
[10]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on February 22, 2008.
[11]	Incorporated by reference to Statmon Technologies Corp.’s Form 8-K filed on March 7, 2008.

(b)           REPORTS ON FORM 8-K.

Form 8-K filed on April 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Statmon Technologies Corp.,
a Nevada corporation

/s/ Geoffrey P. Talbot
Geoffrey P. Talbot
Chairman, CEO, President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 14, 2010

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

Signatures	Title	Date

/s/ Geoffrey P. Talbot	Chairman, CEO, President and Chief	July 14, 2010
Geoffrey P. Talbot	Financial Officer

/s/ Peter J. Upfold	Vice Chairman, CTO, Treasurer/Secretary	July 14, 2010
Peter J. Upfold

/s/ Leonard Silverman	Director	July 14, 2010
Leonard Silverman, Ph.D.

/s/ Robert B. Fields	Director	July 14, 2010
Robert B. Fields

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Statmon Technologies Corp.

We have audited the accompanying consolidated balance sheets of Statmon Technologies Corp. and Subsidiaries (the "Company") as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Statmon Technologies Corp and Subsidiaries as of March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred net losses of approximately $4.8 million and $4.0 million during the years ended March 31, 2010 and 2009, respectively.  In addition, as of March 31, 2010, the Company had a working capital deficiency of approximately $11.0 million.  These conditions raise substantial doubt about the Company's ability to continue as a going-concern.  Management's plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
New York, New York
July 14, 2010

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
Current Assets:
Cash	$-	$1,000
Accounts receivable, net	436,013	171,924
Inventories	39,485	140,384
Prepaid expense and other current assets	77,154	17,214
Total Current Assets	552,652	330,522

Property and equipment, net	157,443	194,429

Deferred financing costs, net	8,871	206,002
Security deposits	50,959	50,959

Total Assets	$769,925	$781,912
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $450,000 and $200,000 due to a related
party), net of debt discount of $8,034 and $58,179, respectively	$1,093,216	$601,250
Convertible notes payable, net of debt discount of $150,345 and
$696,575, respectively	2,012,655	803,425
Accounts payable	1,275,245	1,120,820
Accrued expenses	584,230	263,426
Accrued compensation and payroll taxes	1,924,210	1,209,735
Interest payable (including $53,713 and $39,480 due to related
party, respectively)	303,749	235,165
Derivative liability	3,885,000	-
Deferred revenue	453,326	387,281
Total Current Liabilities	11,531,631	4,621,102

Long-term Liabilities:
Notes payable (including $0 and $250,000 due to related party),
net of debt discount of $0 and $53,856, respectively	-	446,144
Convertible notes payable, net of debt discount of $609,316 and
$643,599, respectively	192,404	394,401
Total Liabilities	11,724,035	5,461,647

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.01 par value, 10,000,000 shared authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
25,745,447 and 23,807,474 issued and outstanding,
respectively	257,454	238,074
Additional paid-in capital	17,068,256	19,026,089
Accumulated deficit	(28,279,820)	(23,943,898)
Total Stockholders' Deficiency	(10,954,110)	(4,679,735)

Total Liabilities and Stockholders' Deficiency	$769,925	$781,912

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2010	2009

Revenues	$2,793,294	$2,980,513

Cost of Sales	264,573	417,537

Gross Profit	2,528,721	2,562,976

Selling, General and Administrative Expenses	3,888,951	4,616,307

Operating Loss	(1,360,230)	(2,053,331)

Other Expense:
Interest (including $55,000 to related parties for
2010 and 2009 periods)	201,802	153,102
Interest expense related to warrants and conversion features
issued in association with debt	1,830,965	186,822
Interest expense related to change in fair value of warrants
and conversion features granted for ratchet provisions	5,936,000	-
Amortization of debt discount	1,483,801	1,208,962
Amortization of deferred financing costs	197,130	444,974
(Gain)/Loss on fair value of derivatives	(6,183,000)	-
Total Other Expense	3,466,698	1,993,860

NET LOSS	$(4,826,928)	$(4,047,191)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.20)	$(0.17)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,640,260	23,748,365

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended March 31, 2010 and 2009

	Common Stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance, March 31, 2008	23,579,553	$235,794	$17,658,841	$(19,896,707)	$(2,002,072)

Issuance of debt related penalty warrants	-	-	157,485		157,485
Issuance of common stock for financial advisory services	200,004	2,000	186,753		188,753
Issuance of common stock for new debt	5,000	50	5,450		5,500
Issuance of common stock for interest	22,917	230	11,917		12,147
Issuance of warrants to placement agent	-	-	31,500		31,500
Stock-based compensation expense	-	-	53,250		53,250
Issuance of warrants related to new debt	-	-	397,997		397,997
Beneficial conversion related to convertible debentures	-	-	427,564		427,564
Issuance of warrants for financial advisory services	-	-	95,332		95,332

Net Loss				(4,047,191)	(4,047,191)

Balance, March 31, 2009	23,807,474	$238,074	$19,026,089	$(23,943,898)	$(4,679,735)

Cumulative effect of a change in accounting principle - reclassification of equity-linked financial instruments to derivative liabilities	-	-	(2,600,261)	491,006	(2,109,255)
Warrant exercise	160,000	1,600	-	-	1,600
Conversion of convertible debentures	1,644,000	16,440	394,560	-	411,000
Reclassification of derivative liability to equity	-	-	136,000	-	136,000
Stock-based compensation	-	-	34,000	-	34,000
Issuance of debt related penalty warrants	-	-	13,965	-	13,965
Issuance of warrants related to a settlement agreement	-	-	15,500	-	15,500
Issuance of common stock for interest	133,973	1,340	32,153		33,493
Issuance of warrants for financial advisory services	-	-	16,250	-	16,250

Net Loss				(4,826,928)	(4,826,928)

Balance, March 31, 2010	25,745,447	$257,454	$17,068,256	$(28,279,820)	$(10,954,110)

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,826,928)	$(4,047,191)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	60,486	59,701
Bad debt expense	10,000	31,000
Interest expense related to warrants and conversion features
issued in association with debt	1,830,965	157,485
Interest expense related to change in fair value of warrants
and conversion features granted for ratchet provisions	5,936,000	-
Gain/Loss on change in fair value of derivatives	(6,183,000)	-
Warrants issued for financial advisory services	16,250	-
Common stock issued for interest	33,493	17,647
Amortization of debt discount	1,483,801	1,208,962
Amortization of deferred financing costs	197,130	444,974
Deferred rent expense	(69,910)	(28,940)
Non-cash stock based compensation charge	34,000	53,250
Changes in operating assets and liabilities:
Accounts receivable	(274,089)	191,811
Inventories	100,899	(91,768)
Prepaid expense and other current assets	(59,940)	142,400
Security deposits	-	77,681
Accounts payable and accrued expenses	210,139	111,699
Accrued compensation and payroll taxes	714,475	634,934
Interest payable	68,584	83,359
Deferred revenue	66,045	192,398
NET CASH USED IN OPERATING ACTIVITIES	(651,600)	(760,598)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(23,500)	(12,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	185,000
Proceeds from convertible notes payable, net of debt offering costs of $165,220 in 2010 and $173,000 in 2009, respectively	672,500	865,000
Proceeds from warrant exercise	1,600	-
Repayment of notes payable	-	(235,750)
Deferred financing costs	-	(113,027)
NET CASH PROVIDED BY FINANCING ACTIVITIES	674,100	701,223

NET DECREASE IN CASH	(1,000)	(72,076)

CASH, BEGINNING OF YEAR	1,000	73,076

CASH, END OF YEAR	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Year Ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$62,421	$18,502
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cumulative effect of change in accounting principal
on accumulated deficit	$491,006	$-
Cumulative effect of change in accounting principal
on paid in capital	$(2,600,261)	$-
Issuance of common stock for conversion of convertible debentures	$411,000	$-
Reclassification of derivative liability to equity	$136,000	$-
Fair Value of warrants and conversion features issued with debentures	$1,960,000	$-
Issuance of warrants related to debt acquisition	$-	$397,997
Issuance of common stock and warrants to financial advisors	$-	$284,085
Issuance of warrants to placement agents	$-	$31,500
Beneficial conversion related to convertible debentures	$-	$427,564

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT PLANS

Company Overview

Statmon Technologies Corp. (“the Company”) is a wireless and fiber infrastructure network management solution provider.  “Axess”, our proprietary flagship software application, and our supporting integration products are deployed in telecommunications, media broadcast and navigation aid transmission networks to optimize operations and keep them fully functional 24 hours a day, 7 days a week, 52 weeks a year.  A typical infrastructure network comprises a network operations center (“NOC” or “Master Control”) plus a network of remote transmission sites incorporating a wide range of devices, facilities management, and environmental control systems.

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

The marketing and distribution of our products are primarily facilitated by value-added resellers (“VAR’s”), sales channel strategic partners, and original equipment manufacturer (“OEM”) collaborations.  Sales channel partners are developed and managed by an internal business development team and supported by a direct sales force.  The Company is seeking additional partners with appropriate credentials for large-scale implementations.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") and assume that the Company will continue as a going concern.  The Company has incurred net losses of approximately $28.3 million since inception.  Additionally, the Company had a net working capital deficiency of approximately $11.0 million at March 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during fiscal 2010 and 2009 through the sale of senior secured convertible debentures.  The sale resulted in net proceeds to the Company of approximately $672,500 and $865,000 during fiscal 2010 and 2009, respectively.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND MANAGEMENT'S PLANS, continued

Management Plans

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company has required capital infusions to augment its total capital needs.  While the Company anticipates its future operations to be cash flow positive, delays in customers’ implementation timelines, payment schedules and delivery roll outs directly impact short-term cash flow expectations causing the Company to increase its borrowings.  The Company and its sales channel partners have developed a pipeline of qualified sales opportunities.  The revenues from such prospective sales pipelines are expected to grow as the existing and new sales channel partner relationships develop.

As of March 31, 2010, the Company has $2,163,000 of convertible debentures due before March 31, 2011 of which $1,125,000 became due on May 31, 2010.  The Company is currently in negotiations to extend the due date or to obtain additional financing to settle the outstanding debentures.  The Company also has $1,101,250 in notes payable ($601,250 that are in default and $500,000 that became due on June 4, 2010) and has accrued delinquent payroll tax obligations of $1,924,210 including penalties and interest.

There can be no guarantee that the Company will be successful in obtaining the aforementioned operating results, financing, or refinancing, converting and/or extending its notes payable.  If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock.  At this time, management cannot assess the likelihood of achieving these objectives.  If the Company is unable to achieve these objectives or amounts due in outstanding payroll tax obligations are unable to be paid it may be forced to cease business operations.

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

c.
Allowance for Doubtful Accounts - The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility.  Reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  As of March 31, 2010 and 2009 the allowance for doubtful accounts was $13,066 and $31,000, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

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

e.
Research and Development - Research and development expenditures are charged to operations as incurred.  Research and development expenditures were approximately $1,307,000 and $1,469,000 for the years ended March 31, 2010 and 2009, respectively.

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

	March 31
	2010	2009
Warrants to purchase common stock	13,449,516	6,206,172
Convertible notes payable	11,858,880	2,583,474

Total	25,308,396	8,789,646

h.
Income Taxes - Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued

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

j.
Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  As of March 31, 2010 and March 31, 2009, the Company does not believe that any impairment has occurred.

k.
Revenue Recognition - Product revenues from the sale of software licenses are recognized when evidence of a license agreement exists, the fees are fixed and determinable, collectability is probable and vendor specific objective evidence exists to allocate the total fee to elements of the arrangements.  The Company's software license agreement entitles licensees limited rights for upgrades and enhancements for the version they have licensed.

The Company requires its software product sales to be supported by a written contract or other evidence of a sale transaction, which generally consists of a customer purchase order or on-line authorization.  These forms of evidence clearly indicate the selling price to the customer, shipping terms, payment terms (generally 30 days), and refund policy, if any.  The selling prices of these products are fixed at the time the sale is consummated.

Deferred revenue represents revenue billed or collected for services not yet rendered.

l.
Stock-Based Compensation - The Company measures and recognizes the cost of stock-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes expense over the vesting period.  The Company estimates the grant date fair value of each award using a Black-Scholes option-pricing model.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued
From time to time, in lieu of, or in addition to cash, the Company issues equity instruments as a contract incentive or as payment for non-employee services.  Such payments may include the issuance of stock, stock purchase warrants, or both.  The amount recorded for shares issued is based on the closing price of the Company’s common stock on the effective date of the stock issuance or the agreement.  The grant date fair value of warrants awarded is estimated using the Black-Scholes option-pricing model.  The fair value of the awards is charged to expense as they are earned.  The Company has not classified outstanding stock options as liabilities because the underlying shares are not classified as liabilities and the Company is not required to settle the options by transferring cash or other assets.

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

o.
New Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) updated topic 605 on Revenue Recognition authoritative guidance on revenue recognition that will become effective for us beginning April 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software- enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.

The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB has issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued
In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810).” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810- 20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. At this time, management is evaluating the potential implications of this pronouncement and has not yet determined its impact on the Company’s consolidated financial statements.

p.
Recently Adopted Accounting Pronouncements - In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The adoption of this topic update has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) conversion features that also contain price adjustment features.  Our warrants and conversion features with these features are no longer deemed to be indexed to the Company’s own stock and are no longer classified as equity. Instead, these warrants and conversion features were reclassified as a derivative liability on April 1, 2009 as a result of this updated ASC.  The fair value of the derivative liability as of April 1, 2009 was approximately $2,109,000 and was recorded as a cumulative adjustment to our stockholders’ deficiency.

2.	SIGNIFICANT ACCOUNTING POLICIES, continued
In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

q.
Subsequent Events – Management has evaluated subsequent events or transactions occurring through the date the accompanying financial statements were issued to determine if such events or transactions required adjustments or disclosure in the financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and 2009 consists of the following:

	As of
	March 31, 2010	March 31, 2009

Computer Equipment	$84,361	$80,911
Software	14,915	14,915
Office Equipment	59,260	39,210
Leasehold Improvements	209,910	209,910
	368,446	344,946

Less: Accumulated Depreciation	211,003	150,517

	$157,443	$194,429

Depreciation of property and equipment was $60,486 and $59,701 for the years ended March 31, 2010 and 2009, respectively.

4.	DEFERRED FINANCING COSTS

At March 31, 2010 and 2009, the deferred financing costs consist of costs incurred in connection with the issuance of the Company’s outstanding debt as follows:

	As of
	March 31, 2010	March 31, 2009

Deferred financing costs	$63,028	$664,231
Less: accumulated amortization	(54,157)	(458,229)
Deferred financing costs, net	$8,871	$206,002

Deferred financing costs include commissions paid and the value of equity issued to placement agents, the value of common stock and warrants issued to extend notes payable, legal fees associated with new debt and the value of equity issued and fees paid to consultants for financing related services.  These costs are capitalized as deferred financing costs and amortized over the term of the related debt.  If any or all of the related debt is converted or repaid prior to its maturity date, a pro-rata share of the related deferred financing costs are written off and recorded as amortization expense in the period of the conversion or repayment in the consolidated statement of operations.  During the year ended March 31, 2010, the Company reduced gross deferred financing cost and accumulated amortization by $601,203 since the costs were fully amortized.  During the year ended March 31, 2009 the Company capitalized $428,613 of deferred financing costs.  For the years ended March 31, 2010 and 2009, amortization of deferred financing costs was $197,130 and $444,974, respectively.

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

In connection with the private placement, the investors of the Tranche I and Tranche II debentures also initially received warrants (the “Warrants”) to purchase up to 2,583,474 shares of the Company’s common stock, which terminate five years from the closing date (the “Termination Date”) and initially had an exercise price of $1.20 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.  On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. Based on the reduced exercise price of the warrants issued in conjunction with the third tranche in April 2009, the exercise price of the Warrants was reduced to $0.50 and by the terms of the original agreement, the investors were issued an additional 3,616,864 warrants based on the terms of the original Tranche I and II agreements.

During the year ended March 31, 2010, the Company issued and sold a portion of the third tranche (“Tranche III”) of debentures in the total principal amount of $837,720, due two years from the issuance of the securities, under the same debenture facility.  In connection with the private placement, the investors also received warrants to purchase up to 3,350,880 shares of the Company’s common stock, which terminate five years from issuance and have an exercise price of $0.50 per share.  The Company received net proceeds of $672,500 related to Tranche III during the year ended March 31, 2010.  Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.

The initial conversion price of the Debentures was $0.9824 per share.  Based on the reduced conversion price of the debentures issued in conjunction with the Tranche III, the conversion price of the Tranche I and Tranche II Debentures were reduced to $0.25 based on the terms of the original agreement.  To record the change in the fair value of the conversion price reduction and warrant exercise price reduction, the Company recorded a $5,936,000 interest charge which is recorded in “Common stock and warrants issued in association with debt” on the consolidated statement of operations for the year ended March 31, 2010.

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

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

On Tranche I and II, the gross redemption value of $2,538,000 was recorded net of a discount of $2,526,000.  The debt discount consisted of $423,000 related to the original issue discount, $1,815,000 related to the allocated fair value of the warrants, $1,323,000 relates to the beneficial conversion feature of the note reduced by deemed interest of $1,035,000 due to the fact that the proceeds in some of the issuances were less than the fair value issued in the transaction.   This amortization as well as the deemed interest is recorded as part of the cumulative adjustment in the accumulated deficit.   During the year ended March 31, 2010, the Company amortized $1,209,575 of debt discount related to Tranches I and II.  The debt discount is charged to interest expense ratably over the life of the loan. Amortization related to the debt discount on Tranche I and II totaled $1,166,079 through March 31, 2009.

The gross proceeds of $837,720 related to Tranche III were recorded net of a discount of $837,720.  The debt discount consisted of $139,620 related to the original issue discount, $1,046,000 related to the fair value of the warrants and $914,000 related to the fair value of the conversion feature of the note mitigated by $1,261,900 of deemed interest that was expensed immediately.  During the year ended March 31, 2010, the Company amortized $228,404 of debt discount related to Tranche III.

The derivative liabilities were valued using the Black-Scholes model with the following assumptions.

	March 31,	Tranche III	March 31,	Tranche I & II
	2010	Inception	2009	Inception
Conversion Feature:
Risk-free interest rate	0.43%	0.86%-1.26%	0.83%	2.0% -4.25%
Expected volatility	176.79%	154.9%-176.8%	155.02%	106.7%-112.0%
Expected life (in years)	0.17-2.00	2.00	.93-1.50	2.00
Expected dividend yield	-	-	-	-

Warrants:
Risk-free interest rate	2.60%	1.74%-2.75%	1.65%	0.50%-2.50%
Expected volatility	176.79%	154.9%-167.2%	155.02%	105.1%-155.1%
Expected life (in years)	2.93-5.00	5.00	3.93-4.50	5.00
Expected dividend yield	-	-	-	-

Under additional provisions of the securities purchase agreements related to such Debentures, the Company was required to meet certain revenue minimums which were not met.  Based on not meeting the revenue minimums during Fiscal 2009, the Company was required to issue to each Tranche I and Tranche II investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 676,800 shares of the Company’s common stock related to Tranches I and II.  The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. During the year ended March 31, 2010, The Company has issued 400,000 and 276,800 shares of Additional Warrants to the debenture holders in Tranche I and Tranche II, respectively related to this penalty.  The fair value of these warrants is $124,743 based on a Black Scholes model and The Company recorded this penalty during the year ended March 31, 2009 as that is the period when the revenue shortfall occurred.

5.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued
We also failed to meet revenue minimums in Fiscal 2010 and are required to issue to certain Tranche III investors 145,800 warrants.  The fair value of these warrants is $38,000 based on a Black-Scholes model and the Company recorded this penalty during the year ended March 31, 2010 as that is the period when the revenue shortfall occurred.  Based on similar provisions in Tranche III issuances, we may have to issue an additional 189,288 if we have revenue shortfalls in later periods.

During the year ended March 31, 2010, Tranche I and II holders converted $411,000 of their debentures into 1,644,000 shares of common stock of the Company.

On March 5, 2010, $1,125,000 of Tranche I debentures became due.  We entered negotiations with the Tranche I holders and obtained an extension to May 31, 2010 by issuing 1,341,665 shares of our common stock as an extension fee. The common stock was valued at $0.25 and we recorded $335,000 related to this issuance as interest expense in the year ended March 31, 2010. We have not yet settled these debentures which became due on May 31, 2010 and are presently negotiating another extension or another method of settlement.

The gross amount of maturities under the Secured Senior Secured Original Issue Discount Convertible Debentures (not netted to include the debt discount and assuming that the debenture is not converted into common stock) is $2,163,000 and $801,720 for the years ended March 31, 2011 and 2012, respectively.

6.	NOTES PAYABLE

Notes payable at March 31, 2010 and 2009 consist of the following:

			As of
			March 31, 2010	March 31, 2009

Notes Payable - Delis - related party	[a	]	$200,000	$200,000
Notes Payable - various	[b	]	401,250	401,250
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party	[c	]	250,000	250,000
Senior Subordinated Notes Payable, net of debt discount of $8,034 and $53,856, respectively	[d	]	241,966	196,144

Notes Payable			$1,093,216	$1,047,394

Less: Current Maturities			1,093,216	601,250

Long-term Notes Payable			$-	$446,144

[a]
On April 27, 2007, the Company sold a unit consisting of (i) a $200,000 principal amount secured promissory note bearing interest at 10% per annum and due 180 days from the date of issuance, (ii) 150,000 shares of common stock and (iii) warrants to purchase 150,000 shares of common stock exercisable at a price of $1.00 per share for a term of five years.  This note matured on October 24, 2007.  Since the Company did not repay the note by the maturity date, per the default terms of the note, the Company issued an additional 100,000 shares of common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share with a term of five years as consideration for an extension of the due date of the note to October 24, 2008.

6.	NOTES PAYABLE, continued

The Company is negotiating an extension or conversion to shares of common stock that would supersede such extension agreement subject to approval from the majority of the secured debenture holders.  There can be no assurance that it will be able to obtain such an extension or approval from the majority of the debenture holders.  This note is secured by a second lien on all of the assets of the Company.

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

At March 31, 2010, all these notes are in default, plus interest of $250,036. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the unit, as a penalty until the repayment of the notes in full.  The Company accrued $74,636 of interest and granted 90,000 penalty warrants, valued at $13,965 related to such notes during fiscal year ended March 31, 2010.  The Company will continue to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c]
An existing note in the amount of $250,000 has matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000.  This new note is subordinated to the Debentures described in Note 5 above.  The new note had a maturity date of June 4, 2010 and bears interest at 10% per annum. The Company is presently in discussions to extend the due date of the note.  In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896.  For the fiscal year ended March 31, 2010, the Company accrued $52,124 of interest due on this note.

[d]
An existing note in the amount of $250,000 matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder.  This new note is subordinated to the notes in Note 5 and [c] above.  The new note had a maturity date of June 4, 2010 and bears interest at 10% per annum.  The Company is presently in discussions to extend the due date of the note. In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share which expire on March 5, 2013.  The fair value of the instruments issued in the exchange agreement approximated the instruments that were exchanged for and no gain or loss was recorded related to this transaction during the year ended March 31, 2008.   During the year ended March 31, 2009, the Company issued 22,917 shares of common stock valued at $12,147 in lieu of interest through February 2009.  On October 20, 2009, the Company issued 133,973 shares of common stock valued at $0.25 per share in lieu of cash interest payments for $15,959 of accrued interest on the note through October 20, 2009 as well as to prepay $17,534 for future interest on the note through maturity.

7.	EQUITY TRANSACTIONS

[a]	Common Stock

During the year ended March 31, 2010, the Company issued 160,000 shares of common stock for the exercise of $0.01 Warrants to Tranche I Debenture holders, 1,644,000 shares of common stock on the conversion of $411,000 in Debentures, and 133,973 shares related to the settlement of interest on a note payable in the amount of $33,493.

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

The following table illustrates the Company’s warrant issuances and balances outstanding through March 31, 2010.  The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing, to employees, vendors and non-employee consultants.

	Shares	Weighted Average Exercise Price	Exercisable

Warrants outstanding and exercisable at March 31, 2008	5,044,574	$1.28	5,044,574

Granted	1,466,598	1.18	1,466,598
Canceled	-	-
Expired	(305,000)	1.21	(305,000)
Exercised	-	-

Warrants outstanding and exercisable at March 31, 2009	6,206,172	$1.13	6,206,172

Granted	8,233,344	0.46	8,233,344
Canceled	-	-
Expired	(830,000)	1.00	(830,000)
Exercised	(160,000)	0.01	(160,000)

Warrants outstanding and exercisable at March 31, 2010	13,449,516	$0.61	13,449,516

The following is additional information with respect to the Company’s warrants as of March 31, 2010.

		Weighted Average
		Remaining Years of	Weighted Average
Exercise Price	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable
$0.01	662,600	4.50	$0.01	662,600
$0.50	9,793,142	3.39	$0.50	9,793,142
$1.00	1,667,700	2.09	$1.00	1,667,700
$1.20	931,074	3.08	$1.20	931,074
$1.25	335,000	1.65	$1.25	335,000
$1.50	60,000	2.39	$1.50	60,000

$0.01 - $1.50	13,449,516	3.21	$0.61	13,449,516

7.	EQUITY TRANSACTIONS, continued

The fair value of warrants issued is calculated using the Black-Scholes pricing model using the Company’s closing stock price on the date of the warrant grant as the Company stock price, the contractual exercise price is used as the warrant exercise price, the Company’s expected volatility and the risk free interest rate matched to the warrants’ expected life.  The Company does not anticipate paying dividends during the term of the warrants.  The Company uses historical data to estimate volatility assumptions used in the valuation model.  The expected term of warrants granted is derived from an analysis that represents the period of time that warrants granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.  The assumptions used for the warrant issuances are as follows:

	For the year ended
	March 31, 2010	March 31, 2009
Weighted-Average Exercise Price	$0.61	$1.13
Volatility Range	154.9%-176.8%	105.1%-155.1%
Expected Dividends	-	-
Weighted-Average Expected Term (Years)	5.00	4.81
Risk Free Rate Range	1.7%-2.6%	0.5%-2.0%

The Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 to one employee during the years ended March 31, 2009.  Of the warrants issued, 50,000 warrants vested during the year ended March 31, 2010 and 50,000 warrants vested during the year ended March 31, 2009. Stock-based compensation expense is primarily based on the vesting schedules of employee warrants.  Based on the vesting schedule, the Company expensed $34,000 and $53,250 for the year ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there is no compensation cost of nonvested awards not yet recognized.

A summary of the status of the Company’s nonvested warrants as of March 31, 2010, and changes during the twelve month period then ended is presented below:

Nonvested Warrants	Amount	Weighted Average Grant Date Fair Value

Nonvested at March 31, 2009	50,000	$0.68

Granted	-	-

Vested	(50,000)	0.68

Expired	-	-

Nonvested at March 31, 2010	-	$-

7.	EQUITY TRANSACTIONS, continued
During the year ended March 31, 2010, The Company granted 50,000 warrants, valued at $15,500 based on a Black Scholes model, in conjunction with the settlement of a lawsuit regarding a note in default in consideration for delaying payment of the note.  The Company also issued 90,000 shares of penalty warrants, valued at $13,965 based on a Black Scholes model, related to delinquent notes payable per the terms of the note agreement. The Company issued 125,000 warrants, valued at $16,250 with a term of five years for investment advisory services.

During the year ended March 31, 2009, the Company granted 90,000 penalty warrants, valued at $32,742 based on a Black Scholes model, related to delinquent notes payable per the terms of the note agreement.  On July 15, 2009, The Company issued 400,000 shares of penalty warrants to the debenture holders in Tranche I related to not meeting certain revenue minimums as called for in the original Tranche I Debenture agreement (Note 5).  The fair value of these warrants is $80,000 based on a Black Scholes model.  The Company to issued  230,667 penalty warrants to the debenture holders in Tranche II in anticipation of not meeting the revenue minimums in the Tranche II Debenture agreement.  The Company has recorded the expected Black Scholes fair value of $44,743 in relation to the expected issuance of tranche two penalty warrants. The Company also issued 128,000 warrants valued at $22,000 related to an advance to allow us to purchase inventory that were immediately classified as a liability due to certain repricing features included in the agreement.

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

During the year ended March 31, 2010 and 2009, The Company granted warrants as part of a Secured Debenture Facility which is discussed in Note 5.

[c]	Preferred Stock

On November 5, 2004, the Company amended and restated its Articles of Incorporation to authorize 5,000,000 shares of preferred stock with a par value of $.01 per share.  At the time of this filing, there are no shares of preferred stock issued and outstanding.

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

8.	FAIR VALUE MEASUREMENTS, continued
•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

Liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Conversion Features	$-	$-	$1,445,000	$1,445,000
Warrant liability	$-	$-	$2,440,000	$2,440,000
	$-	$-	$3,885,000	$3,885,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of derivative liabilities associated with the debentures and warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended March 31, 2010

	Conversion	Warrant
	Feature	Liability	Total
Balance April, 1, 2009	$904,000	$1,205,000	$2,109,000
Total realized/unrealized (gains) or losses
Included in other income (expense)	(2,896,000)	(3,287,000)	(6,183,000)
Included in stockholder's equity	-	-	-
Purchases, issuances or settlements	3,437,000	4,522,000	7,959,000
Transfers in and /or out of Level 3	-	-	-
Balance March 31, 2010	$1,445,000	$2,440,000	$3,885,000

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

9.	INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740-10.  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.  The increase in valuation allowance at March 31, 2010 and 2009 was approximately $647,000 and $773,000, respectively.

As of March 31, 2010, the Company has approximately $9.4 million and $4.0 million of federal and state net operating loss carryforwards which expire from 2012 to 2030.  As of March 31, 2009, the Company had approximately $8.8 million and $3.3 million of federal and state net operating loss carryforwards, respectively, which expire from 2012 to 2029.  In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating losses could be limited in the event of a change in ownership.

A reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate is as follows:

	2010	2009
Federal statuatory rate	-34%	-34%
State income tax rate, net of federal benefit	-6%	-6%
Permanent Differences - non deductible interest	63%	4%
Permanent Differences - non deductible amortization	14%	14%
Permanent Differences - non deductible gain on derivatives	-50%	0%
Permanent Differences - Other	2%	0%
Deferred tax true-up	-3%	2%
Valuation allowance	14%	20%
Effective Income Tax Rate	0%	0%

Temporary differences between the financial statement and tax basis of assets and liabilities may give rise to deferred assets deferred tax liabilities. The composition of deferred taxes is approximately as follows:

Bad Debt Expense	5,106	12,177
Non-Deductible Compensation	125,272	170,352
Accrued Interest	101,698	46,949
Accrued Expenses	732,261	319,749
NOL	3,403,114	3,172,246
Total deferred tax assets	4,372,931	3,726,184
Less: valuation allowance	(4,372,931)	(3,726,184)
Net deferred tax asset	-	-

Effective January 1, 2007, the Company adopted ASC 740-10.  The adoption of ASC 740-10 had no cumulative effect on the Company’s financial statements, Therefore, no adjustment was recorded to retained earnings upon adoption. The Company had no unrecognized tax benefits as of March 31, 2010 and 2009.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items during the periods covered by this report.

The Company files income tax returns in U.S. federal and various state and local jurisdictions. As of March 31, 2010, the tax returns for Statmon Technologies Corp. remain subject to audit for the years March 31, 2007 through March 31, 2010 by the Internal Revenue Service and various state authorities.

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

The Company subleased its former offices located at 345 N. Maple Drive, Suite 120, Beverly Hills, California 90210.  The term of the sublease began on July 5, 2007, and continued through January 31, 2010.  Per the terms of the sublease, the first two months of rent were abated.   The Company leases 3,953 square feet in this facility.  The straight-line rent expense is $10,374 per month.

Rent expense, net of sublease receipts, for the fiscal years ended March 31, 2010 and 2009 was $247,915 and $229,252 respectively

Future annual net minimum lease payments under non-cancellable operating leases for office facilities and equipment for the fiscal years ending March 31 are as follows:

2011	$357,786
2012	290,785
2013	94,028
$742,599

[b]
Product Liability Insurance - The manufacture and sale of our products involve the risk of product liability claims.  We do not carry product liability insurance.  A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, remove our products from the market or otherwise adversely affect our business and operations.

10.	COMMITMENTS AND CONTINGENCIES, continued

[c]
Payroll Taxes - During the years 2001 through 2008, The Company considered its Chief Executive Officer and its Chief Technology Officer to be consultants of the Company rather than employees, as a result of the Company’s non-compliance with the terms of their original employment agreements. If the Chief Executive Officer and the Chief Technology Officer were classified as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities.

This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.

The Company has recorded charges of approximately $947,000 for additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer should the Company be challenged by the taxing authorities and it is determined their position is without merit.

In addition, the Company was delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $702,000 and related penalties and interest approximated $275,000 (for other employees), computed through March 31, 2010.  The Company filed these tax returns on July 7, 2010 and expects to have an agreement in place to pay these amounts as soon as possible.  Based on the results of a review of these tax filings, the Company may be subject to additional interest and penalties by the taxing authorities if such amounts are not forthcoming.

11.	MAJOR CUSTOMERS AND FOREIGN REVENUE

[a]	Major Customer

The Company sold a substantial portion of its product and services to one customer during the year ended March 31, 2010 and 2009.  Sales to this customer were approximately 52% and 59% of total sales, respectively.  The accounts receivable balance for this customer was approximately $183,000 and $119,000 at March 31, 2010 and 2009, respectively.

[b]	Foreign Revenue

The Company generated approximately $0 and $51,000 of revenue from the sale of its product and services to foreign customers during the years ended March 31, 2010 and 2009, respectively.

12.	SUBSEQUENT EVENTS

On April 15, 2010, the Company entered into a Purchase Agreement and Debenture Amendment Agreement with Harborview Master Fund LP, Gemini Master Fund Ltd., and Monarch Capital Fund Ltd., holders of Tranche I Debentures to extend the due date of the Debentures which were due on March 5, 2010 to May 31, 2010.  In consideration for this extension, the Company agreed to an extension fee to be settled by the issuance of a total of 1,341,665 shares of common stock, valued at $0.25 per share, to the holders of the Tranche I Debentures.

Also on April 15, 2010, the Company entered into Financial Advisor and Consulting Agreement with Harborview Capital Management, LLC in which Harborview Capital will provide various financial consulting services to the Company for a period of twelve months.  In consideration for these services, the Company has agreed to issue 1,800,000 shares of common stock to Harborview Capital.

Through June 30, 2010, the Company issued and sold Tranche III Debentures in a total principal amount of $195,960, due two years from the date of closing to accredited investors in a private placement pursuant to a securities purchase agreement.  The Debentures have an effective interest rate of 10% per annum.   The Company received proceeds of $163,300 related to this placement.