Form 10-Q
period 2010-06-30
STATMON TECHNOLOGIES CORP
filed 2010-08-19
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $.01 par value	28,903,112

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
June 30, 2010

TABLE OF CONTENTS

Item 1.  Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Accounts receivable, net of allowance of $13,813	$714,374	$436,013
Inventories	21,101	39,485
Prepaid expense and other current assets	438,655	77,154
Total Current Assets	1,174,130	552,652

Property and equipment, net of accumulated depreciation of $226,822 and $211,003, repectively	141,624	157,443
Deferred financing costs, net of accumulated amortization of $0 and $54,157, respectively	-	8,871
Security deposits and other assets	50,959	50,959

Total Assets	$1,366,713	$769,925

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $450,000 due to a related party), net of debt discount of $0 and $8,034, respectively	$1,101,250	$1,093,216
Convertible notes payable, net of debt discount of $149,956 and $150,345, respectively	2,341,544	2,012,655
Accounts payable	1,062,061	1,275,245
Accrued expenses	219,204	584,230
Accrued compensation and payroll taxes	2,108,239	1,924,210
Interest payable (including $57,271 and $53,713 due to related party, respectively)	347,853	303,749
Deferred revenue	388,256	453,326
Derivative liability	2,568,000	3,885,000
Total Current Liabilities	10,136,407	11,531,631

Long-term Liabilities:
Convertible notes payable, net of debt discount of $554,820 and $609,316, respectively	114,360	192,404
Total Liabilities	10,250,767	11,724,035

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 28,903,112 and 25,745,447 issued and outstanding, respectively	289,031	257,454
Additional paid-in capital	17,917,906	17,068,256
Accumulated deficit	(27,090,991)	(28,279,820)
Total Stockholders' Deficiency	(8,884,054)	(10,954,110)

Total Liabilities and Stockholders' Deficiency	$1,366,713	$769,925

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(OPERATIONS)
(Unaudited)

	For the Three Months Ended June 30,
	2010	2009

Revenue	$1,164,276	$530,692

Cost of Sales	68,115	61,804

Gross Profit	1,096,161	468,888

Selling, General and Administrative Expenses (including stock-based compensation of $101,250 and $34,000, repectively)	922,933	1,042,026

Operating Income/(Loss)	173,228	(573,138)

Other (Income)/Expense:
Interest (including $13,750 to related parties for 2010 and 2009 periods, respectively)	137,297	52,814
Interest expense related to warrants and conversion features issued in association with debt	203,351	810,475
Interest expense related to change in fair value of warrants and conversion features granted for ratchet provisions	-	5,936,000
Amortization of debt discount	258,880	361,386
Amortization of deferred financing costs	8,871	93,143
Gain on change in fair value of derivatives	(1,624,000)	(4,260,000)
Total Other (Income)/Expense	(1,015,601)	2,993,818

Net Income/(Loss)	$1,188,829	$(3,566,956)

Net Income/(Loss) Per Share - Basic	$0.04	$(0.15)

Net Income/(Loss) Per Share - Diluted	$0.01	$(0.15)

Weighted Average Number of Common Shares Outstanding - Basic	29,066,610	23,813,628

Weighted Average Number of Common Shares Outstanding - Diluted	41,709,330	23,813,628

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance, April 1, 2010	25,745,447	$257,454	$17,068,256	$(28,279,820)	$(10,954,110)

Issuance of common stock for investment advisory services	1,800,000	18,000	468,000	-	486,000
Issuance of common stock for extension agreement	1,341,665	13,417	375,665	-	389,082
Warrant exercise	16,000	160	-	-	160
Issuance of debt related penalty warrants	-	-	2,985	-	2,985
Reclassification of warrants from liabilities	-	-	3,000	-	3,000

Net Income	-	-	-	1,188,829	1,188,829

Balance, June 30, 2010	28,903,112	$289,031	$17,917,906	$(27,090,991)	$(8,884,054)

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,188,829	$(3,566,956)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	15,819	14,993
Interest expense related to warrants and conversion features issued in association with debt and ratchet provisions	203,351	6,746,475
Common stock issued for investment advisory services	101,250	-
Provision for doubtful accounts	-	10,000
Gain on change in fair value of derivatives	(1,624,000)	(4,260,000)
Amortization of debt discount	258,880	361,386
Amortization of deferred financing costs	8,871	93,143
Deferred rent expense	(12,997)	(17,086)
Stock based compensation	-	34,000
Changes in operating assets and liabilities:
Accounts receivable	(278,361)	31,390
Inventories	18,384	41,527
Prepaid expense and other current assets	23,249	174
Security deposits and other assets	-	-
Accounts payable	(213,184)	25,852
Accrued expenses	(16,614)	-
Accrued compensation and payroll taxes	184,029	225,385
Interest payable	44,104	28,726
Deferred revenue	(65,070)	(49,358)
NET CASH USED IN OPERATING ACTIVITIES	(163,460)	(280,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	163,300	303,750
Proceeds from exercise of warrants	160	800
Deferred financing costs	-	(24,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	163,460	280,550

NET INCREASE IN CASH	-	201

CASH, BEGINNING OF PERIOD	-	1,000

CASH, END OF PERIOD	$-	$1,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,734	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended June 30,
	2010	2009
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock to investment advisors debentures	$486,000	$-
Issuance of common stock for extension agreement	$389,082	$-
Reclassification of warrants from liabilities	$3,000	$-
Cumulative effect of change in accounting principal on accumulated deficit	$-	$491,006
Cumulative effect of change in accounting principal on paid in capital	$-	$(2,600,261)

See accompanying notes to condensed consolidated financial statements (unaudited)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES

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

Architecturally designed as a universal “Manager of Technologies” (“MOT”) application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer screen.  In real time, a proactive alarm system reports to a NOC or designated wireless device for appropriate attention or action. Adjusting the HVAC, the health of the uninterrupted power supply (“UPS”) and diesel generator and the level of the fuel tank, as well as disaster recovery, emergency power management,  and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon Platform will keep remote sites operating even when part or all of the entire network are down, automatically bringing the remote sites back on line when network operations are restored.

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

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES, continued

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the entities included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission.

Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial statement information. The Company has incurred net losses of approximately $27.1 million since inception. Additionally, the Company had a net working capital deficiency of approximately $9.0 million at June 30, 2010.

As of June 30, 2010, the Company has $2,491,500 of Convertible Debentures due before June 30, 2011 of which $1,125,000 became due on May 31, 2010 and $648,000 became due on June 30, 2010.  Subsequent to June 30, 2010, $562,500 was paid to the holders of the debentures that became due on May 31, 2010.  The Company is currently in negotiations to extend the due date or to obtain additional financing to settle the outstanding debentures.  The Company also has $1,101,250 in unsecured notes payable that are in default and has accrued payroll tax obligations of $2,108,239 including penalties and interest.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the three months ended June 30, 2010 by raising an additional $163,300 of proceeds through the sale of Senior Secured Convertible Debentures.

Management Plans

In order to reduce debt and simultaneously maximize growth and expansion of operations, the Company has required capital infusions to augment its total capital needs. The Company had operating income for the quarter ended June 30, 2010 and anticipates its future operations will be cash flow positive. However, Delays in customer’s implementation timelines, payment schedules and delivery roll outs directly impact short-term cash flow expectations and may cause the Company to increase its borrowings.  The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow as the existing and new sales channel partner relationships develop.

During the first three months of Fiscal 2011, the Company has raised $163,300 of proceeds related to the third tranche of Convertible Debentures and produced operating income of $173,228 which was used to reduce outstanding obligations.

There can be no assurances that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives or amounts due for debentures and payroll taxes are unable to be paid, it may be forced to cease business operations.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES, continued

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) updated topic 605 on Revenue Recognition authoritative guidance on revenue recognition that became effective for us beginning April 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software- enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The adoption of this new guidance did not have a material impact on our financial statements.

In June 2009, the FASB has issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The adoption of this new guidance did not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810).” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810- 20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. The adoption of this new guidance did not have a material impact on our financial statements.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES, continued

In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2, to describe the reasons for the transfers, and to disclose separately certain additional information about purchases, sales, issuances, and settlements of Level 3 items. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the effective portions of this standard as of April 1, 2010. The adoption of the effective portions of this standard did not have a material impact on our consolidated financial statements and management is currently evaluating the effect of the impact of the separate disclosure requirements of Level 3 items.

In February 2010, the FASB issued a standard that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements (ASU No. 2010-09). Generally, this standard was effective immediately upon issuance. The adoption of this standard did not have a material impact on our consolidated financial statements.

Reclassification

Certain prior amounts have been reclassified to conform to current year presentation.  These reclassifications had no impact on operating income (loss) for any of the periods presented.

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

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

From April 1, 2009 through June 30, 2010 , the Company issued and sold a portion of the third tranche (“Tranche III”)of debentures in total principal amount of $997,680, due two years from the issuance of the securities, under the same debenture facility.   In connection with the private placement, the investors also received warrants to purchase up to 3,990,720 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.

The initial conversion price (“Initial Conversion Price”) of both Tranche I and Tranche II of Debentures was $0.9824 per share.  The conversion price of Tranche III was $0.25.  Based on the reduced conversion price of the Debentures issued in conjunction with Tranche III, the conversion price of the Debentures from Tranches I and II were reduced to $0.25 based on the terms of the original agreement governing their issuance.  To record the change in the fair value of the conversion price reduction and the warrant exercise price reduction, the Company recorded a $5,936,000 interest charge which is recorded in “Interest expense related to change in fair value of warrants and conversion features issued in association with debt” on the condensed consolidated statement of operations for the 3 months ended June 30, 2009.

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

On Tranche I and II, the gross redemption value of $2,538,000 was recorded net of a discount of $2,526,000.  The debt discount consisted of $423,000 related to the original issue discount, $1,815,000 related to the allocated fair value of the warrants, $1,323,000 relates to the beneficial conversion feature of the note reduced by deemed interest of $1,035,000 due to the fact that the proceeds in some of the issuances were less than the fair value issued in the transaction.   The debt discount is charged to interest expense ratably over the life of the loan. During the three months ended June 30, 2010 and 2009, the Company amortized $127,899 and $314,885 respectively of debt discount related to Tranches I and II.

The gross proceeds of $1,033,680 related to Tranche III were recorded net of a discount of $1,033,680.  The debt discount consisted of $172,280 related to the original issue discount, $1,673,000 related to the fair value of the warrants and $593,000 related to the fair value of the conversion feature of the note reduced by $1,404,600 of deemed interest that was expensed immediately.  During the three months ended June 30, 2010 and 2009, the Company amortized $122,947 and $33,077 respectively of debt discount related to Tranche III.

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

The derivative liabilities were valued using the Black-Scholes model with the following assumptions.

	June 30,	Tranche III	March 31,	Tranche I & II
	2010	Inception	2010	Inception
Conversion Feature:
Risk-free interest rate	0.32%	0.88%-1.26%	0.43%	2.0% -4.25%
Expected volatility	183.58%	154.9%-167.2%	176.79%	106.7%-112.0%
Expected life (in years)	0.08-1.75	2.0	0.02-2.00	2.0
Expected dividend yield	-	-	-	-

Warrants:
Risk-free interest rate	1.00%-1.79%	1.74%-2.75%	1.65%-2.60%	0.50%-2.50%
Expected volatility	183.58%	154.9%-167.2%	176.79%	105.1%-155.1%
Expected life (in years)	2.68-4.75	5.00	2.93-5.00	5.00
Expected dividend yield	-	-	-	-

Under additional provisions of the securities purchase agreements related to such Debentures, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met.  Based on not meeting the revenue minimums, the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 676,800 shares of the Company’s common stock related to Tranches I and II.  The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. During the year ended March 31, 2010, The Company has issued 400,000 and 276,800 penalty warrants to the debenture holders in Tranche I and Tranche II, respectively related to this penalty. The fair value of these warrants is $124,743 based on a Black Scholes model and The Company recorded this penalty during the year ended March 31, 2009 as that is the period when the revenue shortfall occurred.    The Company also failed to meet revenue minimums in Fiscal 2010 and in the twelve months ended June 30, 2010 and is required to issue to certain Tranche III investors 145,800 and 21,000 penalty warrants valued at $38,000 and $4,000, respectively based on a Black Scholes model and The Company recorded $38,000 of this penalty during the year ended March 31, 2010 and $4,000 during the quarter ended June 30, 2010 as that is the period when the revenue shortfalls occurred.  Tranche III has similar provisions to receive up to 246,072 similar warrants based on the existing Tranche III issuance if the Company fails to meet revenue minimums twelve month periods through March 31, 2011.

On March 5, 2010, $1,125,000 of Tranche I debentures became due.  We entered negotiations with the Tranche I holders and obtained an extension to May 31, 2010 by issuing 1,341,665 shares of our common stock as an extension fee. The common stock was valued at $0.29 and we recorded $389,082 related to this issuance as interest expense in the year ended March 31, 2010. Subsequent to June 30, 2010, $562,500 was paid to the holders of the debentures that became due on May 31, 2010 and we are in the process of raising additional capital through the issuance of additional debentures or by cash flows from operations to settle the remaining balance.

On June 30, 2010, $648,000 of Tranche II debentures became due.  We have not yet settled these debentures and are presently negotiating an extension or another method of settlement.

The gross amount of maturities under the Secured Senior Secured Original Issue Discount Convertible Debentures (not netted to include the debt discount and assuming that the debenture is not converted into common stock) is $2,491,500 and $669,180 for the twelve months ended June 30, 2011 and 2012, respectively.

3.	NOTES PAYABLE

Notes payable at June 30, 2010 and 2009 consist of the following:

		As of
		June 30, 2010	March 31, 2010

Notes Payable - Delis - related party	[a]	$200,000	$200,000
Notes Payable - various	[b]	401,250	401,250
Senior Subordinated Notes Payable - Thieme	[c]	250,000	250,000
Consulting, Inc. - related party
Senior Subordinated Notes Payable, net of debt discount of $0 and $8,034, respectively	[d]	250,000	241,966

Short-Term Notes Payable		$1,101,250	$1,093,216

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

At June 30, 2010, all these notes are in default, plus interest of $256,832. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the unit, as a penalty until the repayment of the notes in full.  The Company accrued $11,338 of interest and granted 22,500 penalty warrants, valued at $2,985 related to such notes during the three months ended June 30, 2010.  The Company will continue to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c]
An existing note in the amount of $250,000 matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000.  This new note is subordinated to the Debentures described in Note 5 above.  The new note had a maturity date of June 4, 2010 and bears interest at 10% per annum. The Company is presently in discussions to extend the due date of the note.  In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896.  At June 30, 2010, the Company has accrued $58,374 of interest due on this note.

3.	NOTES PAYABLE, continued

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

4.	STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2010, the Company issued 1,800,000 shares of common stock valued at $0.27 for financial advisory services.  The term of the agreement is for one year beginning April 15, 2010 and the Company recorded the fair value of the common stock issued for future consulting services as a prepaid expense and will be recording the expense over the life of the contract.  The Company also issued 1,341,665 shares of common stock valued at $0.29 as an extension fee to Tranche I holders to extend the due date of their debentures from March 5, 2010 to May 31, 2010.  We recorded this expense as interest expense during the three months ended March 31, 2010.  The Company also issued 16,000 shares of common stock to a Tranche II debenture holder upon the exercise of $0.01 penalty warrants.

5.	COMMITMENTS AND CONTINGENCIES

[a]  Payroll Taxes  - During the years 2001 through 2008, The Company considered its Chief Executive Officer and its Chief Technology Officer to be consultants of the Company rather than employees, as a result of the Company’s non-compliance with the terms of their original employment agreements. If the Chief Executive Officer and the Chief Technology Officer were classified as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities.

This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.

5.	COMMITMENTS AND CONTINGENCIES, continued

The Company has recorded charges of approximately $1,012,000 for additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer should the Company be challenged by the taxing authorities and it is determined their position is without merit.

In addition, the Company was delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $837,000 and related penalties and interest approximated $259,000 computed through June 30, 2010.  The Company filed these tax returns on July 7, 2010, is current with its payroll tax filing obligations and expects to have an agreement in place to pay these amounts as soon as possible.  Based on the results of a review of these tax filings, the Company may be subject to additional interest and penalties.

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

6.	FAIR VALUE MEASUREMENTS, continued

Liabilities measured at fair value on a recurring basis at June 30, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Conversion Features	$-	$-	$599,000	$599,000
Warrant liability	$-	$-	$1,969,000	$1,969,000
	$-	$-	$2,568,000	$2,568,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liabilities consist of derivative liabilities associated with the debentures and warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended June 30, 2010.

	Conversion	Warrant
	Feature	Liability	Total
Balance April, 1, 2010	$1,445,000	$2,440,000	$3,885,000
Total realized/unrealized (gains) or losses
Included in other income (expense)	(987,000)	(637,000)	(1,624,000)
Included in stockholder's equity	-	-	-
Purchases, issuances or settlements	141,000	166,000	307,000
Transfers in and /or out of Level 3	-	-	-
Balance June 30, 2010	$599,000	$1,969,000	$2,568,000

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

7.	NET INCOME/LOSS PER SHARE

Basic net income/loss per share is computed by dividing the net income/loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income/loss per share reflects potential dilution of securities by adding other potential common shares, including stock warrants and shares issuable upon the conversion of convertible notes payable, to the weighted-average number of common shares outstanding for a period, if dilutive.

The Company’s computation of weighted average per share includes 667,600 and 0 shares exercisable at $0.01 per share at June 30, 2010 and 2009, respectively.

7.    NET INCOME/LOSS PER SHARE, continued

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended
	June 30,
	2010*	2009**
Numerator:
Net Income/(Loss)	$1,188,829	$(3,566,956)
Amortization of debt discount due to conversion features and related warrants	284,595	-
(Gain)/Loss on change in fair value of conversion features	(987,000)	-
Net Income/(Loss) attributable to common stockholders	$486,424	$(3,566,956)

Denominator:
Weighted average common shares outstanding, basic	29,066,610	23,813,628
Common shares issued upon conversion of debentures	12,642,720	-
Weighted average common shares outstanding, diluted	41,709,330	23,813,628

Net Income/(Loss) per share - Basic	$0.04	$(0.15)
Net Income/(Loss) per share - Diluted	$0.01	$(0.15)

* Potential common shares of 13,426,756 were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

** Potential common shares of 26,915,198 (outstanding warrants that can be exercised into 15,305,198 shares of common stock and outstanding convertible debentures that can converted into 11,610,000 shares of common stock) were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

8.    CUSTOMER CONCENTRATION

The Company sold a substantial portion of its product and services to two customers during the three months ended June 30, 2010 and 2009. Sales to these customers were approximately 75%  and 15% of total sales, respectively for the three months ended June 30, 2010 and 0% and 73% of total sales, respectively for the three months ended June 30, 2009.

Accounts receivable balance for these customers was approximately $554,000 and $105,400, respectively at June 30, 2010 and $0 and $58,000, respectively at June 30, 2009.

9.	RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $325,000 and $355,000 for the three months ended June 30, 2010 and 2009, respectively.

10.	SUBSEQUENT EVENTS

In July 2010, the Company issued and sold debentures in a total principal amount of $690,000, due two years from the date of closing to an accredited investor in a private placement pursuant to a securities purchase agreement. In connection with the private placement, the investor also received warrants to purchase up to 2,760,000 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. The debentures are part of Tranche III financing and are from an existing debenture holder for the explicit purpose of paying down the Tranche I debentures.  The Company received net proceeds of $575,000.

On March 5, 2010, $1,125,000 of Tranche I debentures became due.  Subsequent to June 30, 2010, $578,312 ($562,500 of principal and $15,812 of interest) was paid to the Tranche I holders and we are in the process of raising additional capital through the issuance of additional debentures or by cash flows from operations to settle the remaining balance.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our limited operating history; (ii) our history of net losses and inability to achieve or maintain profitability; (iii) our auditors’ expression of a substantial doubt about our ability to continue as a going concern; (iv) concentration of our business in one customer; (v) our need for additional capital and the uncertainty of obtaining it; (vi) substantially all of our assets are pledged to secure our indebtedness; (vii) the possibility of undetected errors or failures in our software; (viii) the risk of products liability claims; (ix) industry resistance to change; (x) fluctuations in our quarterly operating results; (xi) the inability to settle our outstanding payroll obligations could harm our business (xii) failure to manage growth; (xiii) dependence on Microsoft Windows platform; (xiv) our ability to keep pace with rapidly changing technologies; (xv) our ability to compete effectively; (xvi) difficulties in integrating businesses, products and technologies that we may acquire; (xvii) loss of key personnel; (xviii) enactment of new laws or changes in government regulations could adversely affect our business; (xix) our products could infringe on the intellectual property rights of others; (xx) our inability to obtain patent and copyright protection for our technology or misappropriation of our software and intellectual property; (xxi) our failure to successfully introduce new products; (xxii) obsolescence of our technologies; (xxiii) our ability to attract customers who will embrace our new products and technologies; (xxiv) our stock price is likely to be highly volatile; (xxv) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxvi) the risk that the Company may be ineligible for quotation by a NASD member due to the Company having been late on two filings with the SEC, (xxvii) control by certain stockholders.  For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC.

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

Under our agreement with FLO TV we are licensing our Axess software and supplying interface components for the FLO TV San Diego Network Operation Center and the national rollout of wireless transmission sites.  Under such agreement, Qualcomm and/or FLO TV periodically issue purchase orders to us.  From inception to June 30, 2010, Qualcomm and/or FLO TV has jointly purchased $7,702,009 from us.  The FLO agreement is dated September 7, 2006 and specifies no minimum or maximum number of purchase orders and is for an initial term of three years with extensions predicated on the annual support agreements remaining current.  The number of FLO TV sites is expected to increase to as many as 1,200 remote as the network expands. We also provide support and maintenance to FLO TV renewable on an annual basis.

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

Our significant clients in the present and in the past include Qualcomm - FLO TV; General Electric – NBC Universal & Telemundo Television Networks; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; News Corp – Fox Television; Turner Broadcast Systems; Cox Communications; Belo Corp. Television; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Univision Communications Television and Radio Network. Some of our current sales channel and integration partners include Sealevel Systems,  InfraCell, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

For the Three Months Ended June 30, 2010 and 2009

Results From Operations

Revenues - Revenues were $1,164,276 and $530,692 for the three months ended June 30, 2010 and 2009, respectively. The increase in revenues of approximately $634,000 is primarily due to an approximately $875,000 national monitoring solution in 2010 mitigated by a decrease in revenues of approximately $213,000 associated with FLO TV due to the timing of the staggered national rollout of their high-powered wireless transmission sites.  Revenues due to the national monitoring solution represented 75% and 0% of the revenues for the three months ended June 30, 2010 and 2009, respectively.   Revenues to FLO TV were 15% and 73% for the three months ended June 30, 2010 and 2009, respectively

Cost of Sales - Cost of sales were $68,115 and $61,804 for the three months ended June 30, 2010 and 2009, respectively. Overall gross profit percentage increased to 94% in the three months ended June 30, 2010 compared to 88% in the comparable prior year period due to an increase, as a percentage of sales, in software sales and support services during the quarter.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $922,933 and $1,042,026 for the three months ended June 30, 2010 and 2009, respectively, a decrease of approximately $126,000.  The decrease in selling, general and administrative expenses is attributed to a decrease in payroll costs of approximately $165,000 which is primarily based on headcount reductions.

Other Income/(Expense )- Other Income/(Expense) was $1,015,601 of income and $2,993,818 of expense for the three months ended June 30, 2010 and 2009, respectively.  The approximately $4,009,000 income increase can be attributed to the reduction in interest expense related to change in fair value of warrants and conversion features granted for ratchet provisions of $5,936,000 which was due to the expense that we incurred in the three months ended June 30, 2009 related to the additional warrants and conversion features that we were required to issue due to repricing provisions in our debenture agreements.

We recorded a gain on a change in the fair value of derivatives of $1,624,000 and $4,260,000 for the three months ended June 30, 2010 and 2009, respectively.  This gain is primarily due to the fact that our stock price decreased during the three months ended June 30, 2010 and 2009 which made our outstanding warrants and conversion features less valuable.

Net Income/(Loss) - As a result of the above, for the three months ended December 31, 2009, the Company recorded net income of $1,118,829 compared to a net loss of $3,566,956 for the same period the previous year.

Liquidity and Capital Resources

The cash balance was $0 as of June 30, 2010 and 2009.

Net cash used in operating activities was $163,460 and $280,349 for the three months ended June 30, 2010 and 2009, respectively.  The use of cash in 2010 is primarily the result of paying down certain payables and in 2009 is the primarily the result of funding the net operating loss of $3,566,956 (which included non-cash expenses of $2,982,911).

Net cash provided by financing activities was $163,460 and $280,550 for the three months ended June 30, 2010 and 2009, respectively.  Net cash provided by financing activities was primarily the result of related to the Tranche III of the Company’s private placement of such debentures.

As of June 30, 2010, the Company had a working capital deficiency of approximately $9.0 Million including short-term notes payable, convertible notes payable and accrued interest of approximately $3,791,000, net of applicable debt discount of approximately $150,000.  We also have long-term convertible debentures of approximately $114,000, net of an applicable debt discount of approximately $555,000.  In addition, the Company is delinquent in remitting paytoll taxes totaling approximately $837,000 and related penalties and interest of approximately $258,000 and also has accrued $1,012,000 as additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer related to their classification as consultants of the Company.

In order to continue its operations through and beyond June 2011, the Company will need to increase revenue, repay or obtain extensions on its existing short-term debt and possibly raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of debentures.

There can be no assurance that the Company will be able to raise the capital it requires in this time frame or at all or that it will be able to raise the capital on terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required or be able to pay amounts due on payroll tax returns. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or seek further protection under applicable bankruptcy laws.

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

Going Concern

The Company has incurred net losses of approximately $27.1 million since inception. Additionally, the Company had a net working capital deficiency of approximately $9.0 million at June 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-K for the year ended March 31, 2010, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

The material weaknesses identified by management relates to the lack of sufficient accounting resources and the lack of documentation of the performance of key controls and document retention. We have engaged outside consultants to perform financial reporting functions and perform routine record keeping.  Consequently, our financial reporting function is limited which makes it difficult to report our financial information with the SEC timely and our control environment does not provide an appropriate segregation of duties or documentation of the performance of key controls.

In order to correct this material weakness, the Company has hired outside consultants to assist with financial statement preparation and reporting needs and plans to hire internal full-time accounting personnel in the third calendar quarter of 2010.  We also intend to augment internal accounting personnel with consultants as needed to ensure that management will have adequate resources in order to attain complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities..

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended June 30, 2010 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and June 30, 2010, the Company sold Debentures to investors as follows:

•
The Company issued an additional $195,960 principal amount of the Debentures and received net proceeds of $163,300 related to Tranche III of the private placement of such Debentures. In connection with the Debentures, the Company issued five-year warrants to purchase 783,840 shares of common stock at $0.50 per share. The Debentures are convertible into common stock at $0.25 per share.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

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

Date: August 18, 2010	/s/Geoffrey P. Talbot/s/
Name: Geoffrey P. Talbot
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Geoffrey P. Talbot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.