Form 10-Q
period 2010-09-30
STATMON TECHNOLOGIES CORP
filed 2010-11-22
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $.01 par value	28,903,112

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
September 30, 2010

TABLE OF CONTENTS

Item 1.  Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Accounts receivable, net of allowance of $13,813	$156,316	$436,013
Inventories	52,652	39,485
Prepaid expense and other current assets	311,575	77,154
Total Current Assets	520,543	552,652

Property and equipment, net of accumulated depreciation of $242,601 and $211,003, repectively	125,845	157,443
Deferred financing costs, net of accumulated amortization of $0 and $54,157, respectively	-	8,871
Security deposits and other assets	44,793	50,959

Total Assets	$691,181	$769,925

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $450,000 due to a related party), net of debt discount of $0 and $8,034, respectively	$1,101,250	$1,093,216
Convertible notes payable, net of debt discount of $117,163 and $150,345, respectively	1,873,337	2,012,655
Accounts payable	1,185,546	1,275,245
Accrued expenses	178,030	584,230
Accrued compensation and payroll taxes	2,117,288	1,924,210
Interest payable (including $72,254 and $53,713 due to related party, respectively)	529,103	303,749
Deferred revenue	336,020	453,326
Derivative liability	1,581,000	3,885,000
Total Current Liabilities	8,901,574	11,531,631

Long-term Liabilities:
Convertible notes payable, net of debt discount of $1,082,954 and $609,316, respectively	225,526	192,404
Total Liabilities	9,127,100	11,724,035

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 28,903,112 and 25,745,447 issued and outstanding, respectively	289,031	257,454
Additional paid-in capital	17,920,651	17,068,256
Accumulated deficit	(26,645,601)	(28,279,820)
Total Stockholders' Deficiency	(8,435,919)	(10,954,110)

Total Liabilities and Stockholders' Deficiency	$691,181	$769,925

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2010	2009

Revenue	$403,927	$641,032

Cost of Sales	35,796	60,388

Gross Profit	368,131	580,644

Selling, General and Administrative Expenses (including stock-based compensation of $121,500 and $0, repectively)	1,013,496	1,069,689

Operating Loss	(645,365)	(489,045)

Other (Income)/Expense:
Interest (including $17,731 and $13,750 to related parties for 2010 and 2009 periods, respectively)	150,936	44,490
Interest expense related to warrants and conversion features issued in association with debt	457,851	49,900
Amortization of debt discount	205,458	375,832
Amortization of deferred financing costs	-	32,831
Gain on change in fair value of derivatives	(1,905,000)	(1,047,000)
Total Other (Income)/Expense	(1,090,755)	(543,947)

NET INCOME	$445,390	$54,902

NET INCOME PER SHARE - Basic	$0.02	$0.00

NET INCOME PER SHARE - Diluted	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding - Basic	29,574,312	24,493,457

Weighted Average Number of Common Shares Outstanding - Diluted	42,770,232	36,249,457

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(OPERATIONS)
(Unaudited)

	For the Six Months Ended September 30,
	2010	2009

Revenue	$1,568,203	$1,171,724

Cost of Sales	103,910	122,192

Gross Profit	1,464,293	1,049,532

Selling, General and Administrative Expenses (including stock-based compensation of $222,750 and $34,000, repectively)	1,936,429	2,111,716

Operating Loss	(472,136)	(1,062,184)

Other (Income)/Expense:
Interest (including $31,481 and $27,500 to related parties for 2010 and 2009 periods, respectively)	288,234	97,304
Interest expense related to warrants and conversion features issued in association with debt	661,202	860,375
Interest expense related to change in fair value of warrants and conversion features granted for ratchet provisions	-	5,936,000
Amortization of debt discount	464,338	737,218
Amortization of deferred financing costs	8,871	125,974
Gain on change in fair value of derivatives	(3,529,000)	(5,307,000)
Total Other (Income)/Expense	(2,106,355)	2,449,871

NET INCOME/(LOSS)	$1,634,219	$(3,512,055)

NET INCOME PER SHARE - Basic	$0.06	$(0.15)

NET INCOME PER SHARE - Diluted	$0.01	$(0.15)

Weighted Average Number of Common Shares Outstanding - Basic	29,321,868	24,157,751

Weighted Average Number of Common Shares Outstanding - Diluted	42,517,788	24,157,751

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance, April 1, 2010	25,745,447	$257,454	$17,068,256	$(28,279,820)	$(10,954,110)

Issuance of common stock for investment advisory services	1,800,000	18,000	468,000	-	486,000
Issuance of common stock for extension agreement	1,341,665	13,417	375,665	-	389,082
Warrant exercise	16,000	160	-	-	160
Issuance of debt related penalty warrants	-	-	5,730	-	5,730
Reclassification of warrants from liabilities	-	-	3,000	-	3,000
Net Income	-	-	-	1,634,219	1,634,219

Balance, September 30, 2010	28,903,112	$289,031	$17,920,651	$(26,645,601)	$(8,435,919)

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,634,219	$(3,512,055)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	31,598	29,905
Interest expense related to warrants and conversion features issued in association with debt and ratchet provisions	661,202	6,796,375
Common stock issued for investment advisory services	222,750	-
Provision for doubtful accounts	-	10,000
Gain on change in fair value of derivatives	(3,529,000)	(5,307,000)
Amortization of debt discount	464,338	737,218
Amortization of deferred financing costs	8,871	125,974
Deferred rent expense	(27,424)	(40,618)
Stock based compensation	-	34,000
Changes in operating assets and liabilities:
Accounts receivable	279,697	21,371
Inventories	(13,167)	97,192
Prepaid expense and other current assets	28,829	(25,914)
Security deposits and other assets	6,166	-
Accounts payable	(89,699)	312,079
Accrued expenses	(43,360)	-
Accrued compensation and payroll taxes	193,078	395,996
Interest payable	104,248	60,340
Deferred revenue	(117,306)	(67,262)
NET CASH USED IN OPERATING ACTIVITIES	(184,960)	(332,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	747,300	355,000
Proceeds from exercise of warrants	160	1,600
Payments of convertible notes payable	(562,500)	-
Deferred financing costs	-	(24,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	184,960	332,600

NET INCREASE IN CASH	-	201

CASH, BEGINNING OF PERIOD	-	1,000

CASH, END OF PERIOD	$-	$1,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$36,121	$24,372

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended September 30,
	2010	2009
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock to investment advisors debentures	$486,000	$-
Issuance of common stock for extension agreement	$389,082	$-
Reclassification of derivative liability to equity	$3,000	$15,000
Reclassification of warrants to derivative liability	$-	$(107,000)
Cumulative effect of change in accounting principal on accumulated deficit	$-	$491,006
Cumulative effect of change in accounting principal on paid in capital	$-	$(2,600,261)
Issuance of common stock for conversion of convertible debentures	$-	$25,000

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") for interim financial statement information. The Company has incurred net losses of approximately $26.6 million since inception. Additionally, the Company had a net working capital deficiency of approximately $8.4 million at September 30, 2010.

As of September 30, 2010, the Company has $1,990,500 of Convertible Debentures due before September 30, 2011 of which $1,600,500 is past due.  The Company is currently looking for alternatives to extend the due date or to obtain additional financing to settle the outstanding debentures.  The Company also has $1,101,250 in unsecured notes payable that are in default and has accrued compensation and payroll tax obligations of $2,117,288 including penalties and interest.

On October 15, 2010, the Company received a notice of intent to levy from the Internal Revenue Service against the Company’s assets for approximately $803,000 in connection with delinquent payroll taxes, interest and penalties. The Company has the right to a hearing and is in the process of providing the requested information and documents before the deadline of November 25, 2010. The Company plans to settle or enter into a payment plan to settle the outstanding obligations. The Company is currently seeking additional financing to settle the outstanding payroll taxes, interest and penalties. If the Company is unable to obtain additional financing or cannot structure a payment plan that it can adhere to, it may be forced to curtail business operations or enter into Chapter reorganization proceedings.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the six months ended September 30, 2010 by raising an additional $747,300 of proceeds through the sale of Senior Secured Convertible Debentures.  However, $562,500 was raised for the explicit purpose of paying down debentures that came due.

Management Plans

Management’s plans with regard to the above matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital deficiency, 2) implement a plan to increase sales. The Company and its sales channel partners have developed a pipeline of qualified sales opportunities. The revenues from such prospective sales pipelines are expected to grow as the existing and new sales channel partner relationships develop and 3) Restructuring some of its debt. To help with its plan the Company has hired a financial advisor to help raise capital. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES, continued

There can be no assurances that the Company will be successful in obtaining the aforementioned operating results, financing or refinancing, converting and/or extending its notes payable. If not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and seek to raise equity through the sale of its common and preferred stock. At this time, management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives or amounts due for debentures and payroll taxes are unable to be paid, it may be forced to cease business operations.

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

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

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

From April 1, 2009 through September 30, 2010 , the Company issued and sold a portion of the third tranche (“Tranche III”)of debentures in total principal amount of $1,734,480, due two years from the issuance of the securities, under the same debenture facility.   In connection with the private placement, the investors also received warrants to purchase up to 6,937,920 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.

The initial conversion price (“Initial Conversion Price”) of both Tranche I and Tranche II of Debentures was $0.9824 per share.  The conversion price of Tranche III was $0.25.  Based on the reduced conversion price of the Debentures issued in conjunction with Tranche III, the conversion price of the Debentures from Tranches I and II were reduced to $0.25 based on the terms of the original agreement governing their issuance.  To record the change in the fair value of the conversion price reduction and the warrant exercise price reduction, the Company recorded a $5,936,000 interest charge which is recorded in “Interest expense related to change in fair value of warrants and conversion features issued in association with debt” on the condensed consolidated statement of operations for the six months ended September 30, 2009.

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

On Tranche I and II, the gross redemption value of $2,538,000 was recorded net of a discount of $2,526,000.  The debt discount consisted of $423,000 related to the original issue discount, $1,815,000 related to the allocated fair value of the warrants, $1,323,000 relates to the beneficial conversion feature of the note reduced by deemed interest of $1,035,000 due to the fact that the proceeds in some of the issuances were less than the fair value issued in the transaction.   The debt discount is charged to interest expense ratably over the life of the loan. During the six months ended September 30, 2010 and 2009, the Company amortized $150,345 and $633,230 respectively of debt discount related to Tranches I and II.

The gross proceeds of $1,734,480 related to Tranche III were recorded net of a discount of $1,734,480.  The debt discount consisted of $289,080 related to the original issue discount, $2,174,000 related to the fair value of the warrants and 1,010,000 related to the fair value of the conversion feature of the note reduced by $1,738,600 of deemed interest that was expensed immediately.  During the six months ended September 30, 2010 and 2009, the Company amortized $305,958 and $81,014 respectively of debt discount related to Tranche III.

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

The derivative liabilities were valued using the Black-Scholes model with the following assumptions.

	September 30,	Tranche III	March 31,	Tranche I & II
	2010	Inception	2010	Inception
Conversion Feature:
Risk-free interest rate	0.27%	0.88%-1.26%	0.43%	2.0% -4.25%
Expected volatility	192.41%	154.9%-192.4%	176.79%	106.7%-112.0%
Expected life (in years)	0.50-2.00	2.00	0.02-2.00	2.00
Expected dividend yield	-	-	-	-

Warrants:
Risk-free interest rate	0.64%-1.27%	1.74%-2.75%	1.65%-2.60%	0.50%-2.50%
Expected volatility	192.41%	154.9%-192.4%	176.79%	105.1%-155.1%
Expected life (in years)	2.43-5.00	5.00	2.93-5.0	5.00
Expected dividend yield	-	-	-	-

Under additional provisions of the securities purchase agreements related to such Debentures, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met.  Based on not meeting the revenue minimums, the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 676,800 shares of the Company’s common stock related to Tranches I and II.  The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. During the year ended March 31, 2010, The Company has issued 400,000 and 276,800 penalty warrants to the debenture holders in Tranche I and Tranche II, respectively related to this penalty. The fair value of these warrants is $124,743 based on a Black Scholes model and The Company recorded this penalty during the year ended March 31, 2009 as that is the period when the revenue shortfall occurred.    The Company also failed to meet revenue minimums in Fiscal 2010 and in the twelve months ended June 30, 2010 and is required to issue to certain Tranche III investors 131,400 and 24,600 penalty warrants valued at $38,000 and $4,000, respectively based on a Black Scholes model. The Company recorded $38,000 of this penalty during the year ended March 31, 2010 and $4,000 during the quarter ended June 30, 2010 as that is the period when the revenue shortfalls occurred.  Tranche III has similar provisions to receive up to 523,392 similar warrants based on the existing Tranche III issuance if the Company fails to meet revenue minimums twelve month periods through June 30, 2011.

On March 5, 2010, $1,125,000 of Tranche I debentures became due.  The Company entered negotiations with the Tranche I holders and obtained an extension to May 31, 2010 by issuing 1,341,665 shares of our common stock as an extension fee. The common stock was valued at $0.29 and we recorded $389,082 related to this issuance as interest expense in the year ended March 31, 2010. On July 30, 2010, $562,500 was paid to the holders of the debentures that became due on May 31, 2010. On November 16, 2010, we received a demand for repayment notice from the holders of the Tranche I debentures for their outstanding balance of $612,266 which includes principal and interest.  The Company intends to continue settlement and compromise discussions with these debenture holders. In the event the Company is unable to reach settlements with these debenture holders in a timely manner this may lead to litigation between the parties. (See Note 10)

As of September 30, 2010, $1,038,000 of Tranche II debentures are past due. We have an obligation to issue to the Tranche II holders extension shares as an extension fee on the same terms as Tranche I.  We will be issuing 1,211,064 shares of common stock to the Tranche II holders during the quarter ended December 31, 2010.  We have valued the shares at $0.10 and have recorded $121,106 in interest expense during the quarter ended September 30, 2010.  We have not yet settled these debentures and the Company is in the process of raising additional capital through the issuance of additional debentures to settle the remaining balance.

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

The gross amount of maturities under the Secured Senior Secured Original Issue Discount Convertible Debentures (not netted to include the debt discount and assuming that the debenture is not converted into common stock) is $1,990,500 and $1,308,480 for the twelve months ended September 30, 2011 and 2012, respectively.

3.	NOTES PAYABLE

Notes payable at September 30, 2010 and March 31, 2010 consist of the following:

		As of
		September 30, 2010	March 31, 2010

Notes Payable - Delis - related party	[a]	$200,000	$200,000
Notes Payable - various	[b]	401,250	401,250
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party	[c]	250,000	250,000
Senior Subordinated Notes Payable, net of debt discount of $0 and $8,034, respectively	[d]	250,000	241,966

Short-Term Notes Payable		$1,101,250	$1,093,216

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

3.	NOTES PAYABLE, continued

At September 30, 2010, all these notes are in default, plus interest of $271,741. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the unit, as a penalty until the repayment of the notes in full.  The Company accrued $17,938 of interest and granted 45,000 penalty warrants, valued at $5,730 related to such notes during the six months ended September 30, 2010.  The Company will continue to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c]
An existing note in the amount of $250,000 matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000.  This new note is subordinated to the Debentures described in Note 2 above.  In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896.  The new note had a maturity date of June 4, 2010 and accrued interest of 10% during the life of the loan and now bears interest at 15% per annum after the due date of the note. The Company is presently in discussions to extend the due date of the note. During the six months ended September 30, 2010, the Company has incurred $16,481 of interest expense related to this note and at September 30, 2010, the Company has accrued $68,605 of interest due on this note.

[d]
An existing note in the amount of $250,000 matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder.  This new note is subordinated to the notes in Note 5 and [c] above. In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share which expire on March 5, 2013.    The new note had a maturity date of June 4, 2010 and accrued interest at 10% during the life of the note and now bears interest at 15% per annum after the due date of the note.  The Company is presently in discussions to extend the due date of the note.  The fair value of the instruments issued in the exchange agreement approximated the instruments that were exchanged for and no gain or loss was recorded related to this transaction during the year ended March 31, 2008.   During the year ended March 31, 2009, the Company issued 22,917 shares of common stock valued at $12,147 in lieu of interest through February 2009.  On October 20, 2009, the Company issued 133,973 shares of common stock valued at $0.25 per share in lieu of cash interest payments for $15,959 of accrued interest on the note through October 20, 2009 as well as to prepay $17,534 for future interest on the note through maturity.  During the six months ended September 30, 2010, the Company has incurred $12,021 of interest expense related to this note and at September 30, 2010, the Company has accrued $12,021 of interest due on this note.

4.	STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2010, the Company issued 1,800,000 shares of common stock valued at $0.27 for financial advisory services.  The term of the agreement is for one year beginning April 15, 2010 and the Company recorded the fair value of the common stock issued for future consulting services as a prepaid expense and will be recording the expense over the life of the contract.  The Company also issued 1,341,665 shares of common stock valued at $0.29 as an extension fee to Tranche I holders to extend the due date of their debentures from March 5, 2010 to May 31, 2010.  We recorded this expense as interest expense during the three months ended March 31, 2010.  The Company also issued 16,000 shares of common stock to a Tranche II debenture holder upon the exercise of $0.01 penalty warrants.

5.	COMMITMENTS AND CONTINGENCIES

[a]  Accrued Compensation and Payroll Taxes  - During the years 2001 through 2008, The Company considered its Chief Executive Officer and its Chief Technology Officer to be consultants of the Company rather than employees, as a result of the Company’s non-compliance with the terms of their original employment agreements. If the Chief Executive Officer and the Chief Technology Officer were classified as employees during the above period, the Company would have been required to withhold and remit payroll taxes to the respective taxing authorities.

This position may be subject to audit by the Internal Revenue Service and other state and local taxing authorities, which, upon review, could result in an unfavorable outcome if it is determined that such individuals’ compensation should have been reported on the basis of an employee rather than a consultant.

The Company has recorded charges of approximately $1,023,000 for additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer should the Company be challenged by the taxing authorities and it is determined their position is without merit.

In addition, the Company was delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $1,094,000 which includes payroll taxes, related penalties and interest computed through September 30, 2010.  The Company filed these tax returns on July 7, 2010, is current with its payroll tax filing but may be subject to additional interest and penalties.

On October 15, 2010, we received a notice of an intent to levy and the right to a hearing from the Internal Revenue Service against the Company’s assets for approximately $803,000.  We are in the process of providing the requested information and documents before November 25, 2010 and plan to exercise our right to a hearing.  At that hearing, we intend to settle or enter into a payment plan to settle our outstanding obligations.

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

It also established the following hierarchy used in fair value measurements and expanded the required disclosures of assets and liabilities measured at fair value:

6.	FAIR VALUE MEASUREMENTS, continued

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

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

Liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Conversion Features	$-	$-	$398,000	$398,000
Warrant liability	$-	$-	$1,183,000	$1,183,000
	$-	$-	$1,581,000	$1,581,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of derivative liabilities associated with the debentures and warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended September 30, 2010.

6.	FAIR VALUE MEASUREMENTS, continued

	Conversion	Warrant
	Feature	Liability	Total
Balance April, 1, 2010	$1,445,000	$2,440,000	$3,885,000
Total realized/unrealized (gains) or losses
Included in other income (expense)	(1,605,000)	(1,924,000)	(3,529,000)
Included in stockholder's equity	-	-	-
Purchases, issuances or settlements	558,000	667,000	1,225,000
Transfers in and /or out of Level 3	-	-	-
Balance September 30, 2010	$398,000	$1,183,000	$1,581,000

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

The Company’s computation of weighted average per share includes 671,200 and 596,800 shares exercisable at $0.01 per share at September 30, 2010 and 2009, respectively.

7.	NET INCOME/LOSS PER SHARE, continued

The following tables set forth the components used in the computation of basic and diluted income per share:

	For the Six Months Ended
	September 30,
	2010*	2009**
Numerator:
Net Income/(Loss)	$1,634,219	$(3,512,055)
Amortization of debt discount	464,338	-
(Gain)/Loss in change in value of conversion features	(1,605,000)	-
Net Income/(Loss) attributable to common stockholders	$493,557	$(3,512,055)

Denominator:
Weighted average common shares outstanding, basic	29,321,868	24,157,751
Common shares issued upon conversion of debentures	13,195,920	-
Weighted average common shares outstanding, diluted	42,517,788	24,157,751

Net Income/(Loss) per share - Basic	$0.06	$(0.15)
Net Income/(Loss) per share - Diluted	$0.01	$(0.15)

	For the Three Months Ended
	September 30,
	2010*	2009**
Numerator:
Net Income/(Loss)	$445,390	$54,902
Amortization of debt discount	205,458	375,832
(Gain)/Loss in change in value of conversion features	(618,000)	(519,000)
Net Income/(Loss) attributable to common stockholders	$32,848	$(88,266)

Denominator:
Weighted average common shares outstanding, basic	29,574,312	24,493,457
Common shares issued upon conversion of debentures	13,195,920	11,756,000
Weighted average common shares outstanding, diluted	42,770,232	36,249,457

Net Income/(Loss) per share - Basic	$0.02	$0.00
Net Income/(Loss) per share - Diluted	$0.00	$0.00

* Potential common shares of 16,396,456 were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

** Potential common shares of 27,846,498 (outstanding warrants that can be exercised into 16,090,498 shares of common stock and outstanding convertible debentures that can converted into 11,756,000 shares of common stock) were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive or would not effect on net income/(loss) per share.

8.	CUSTOMER CONCENTRATION

The Company sold a substantial portion of its product and services to three customers, News Corp, FLO TV and the State of Maryland during the six months ended September 30, 2010 and 2009. Sales to these customers were approximately 56%, 21% and 0% of total sales, respectively for the six months ended September 30, 2010 and 0%, 63% and 20% of total sales, respectively for the six months ended September 30, 2009.  Sales to these customers were approximately 0%, 39%, and 0% of total sales, respectively for the three months ended September 30, 2010 and 0%, 55% and 36% of total sales, respectively for the three months ended September 30, 2009.

Accounts receivable balance for these customers was approximately $18,000, $30,100 and $12,965, respectively at September 30, 2010 and $0, $92,000 and $0, respectively at September 30, 2009.

On October 5, 2010, Qualcomm announced they were discontinuing the transmission of their FLO TV mobile TV direct to the consumer including AT&T and Verizon subscribers.  Qualcomm also announced their plans to repurpose the national FLO network and they are actively seeking partners in the broadcast TV, cable and wireless carrier telecom markets to utilize the national FLO transmission network to meet the growing imbalance between mobile data supply and the demand for high quality video and print content for richer video user experience.

On October 6, 2010 Statmon received a 90 day notice terminating our FLO TV software maintenance and services agreement.  In this transition period we expect that sales to FLO TV will be minimal if any.

9.	RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $637,000 and $655,000 for the six months ended September 30, 2010 and 2009, respectively. Research and development expenditures were approximately $312,000 and $309,000 for the three months ended September 30, 2010 and 2009, respectively.

10.	SUBSEQUENT EVENTS

On November 16, 2010 the Company received a letter of demand from an attorney representing all three secured Tranche I debenture holders.  The letter demanded payment of the combined outstanding balance including principal and interest of approximately $612,000. The debt matured on May 31, 2010 and was not repaid by the company in accordance with the terms of the debenture agreement. The letter of demand also stated their intention to exercise all their legal rights to collect these amounts including interest and costs. The company intends to continue settlement and compromise discussions with these debenture holders.  On July 30, 2010 the same three debenture holders were repaid $562,500 of their principal and $15,811 of interest and on April 15, 2010 were issued 1,341,665 extension shares.  In the event the company is unable to reach settlements with these debenture holders in a timely manner this may lead to litigation between the parties.

The Company and their legal counsel are in the process of determining the impact, if any, as to whether or not such demand letter affects any other remaining outstanding obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments for the Company

Statmon Technologies Corp. is a facilities and network infrastructure solution provider. “Axess”, our proprietary flagship software application, and our supporting integration products are widely deployed in  mainstream media broadcast, telecommunications, building and facilities management as well as aviation navigation aid transmission networks. The Statmon solution is deployed to optimize operations across the infrastructure and remote site network and ensure operations remain healthy and fully functional at all times.

A typical infrastructure network comprises a network operations center (“NOC”) or master control (“MC”), plus, a wide area network of remote transmission sites (the “Network”). The remote sites typically involve a wide range of incompatible electronic equipment manufacturers and digital communication devices, building and facilities management control devices, as well as environmental monitoring systems including security alarms, surveillance cameras, digital entry pads, thermostats and interfaces for ventilation duct controllers, the HVAC system and emergency power generators.

The Statmon solution is designed to preempt transmission or operational failure with a self healing matrix automating the continuous integration of all the disparate devices and technologies under a single “umbrella” control system.  The Statmon solution also permits manual corrective action at the NOC or from a wireless connected device such as a laptop, iPhone/iPad, Droid or Blackberry smart phone from any location. There is a tiered severity level alarm system activated at every site, interfaced down to the individual devices, and reporting back up northbound to a NOC, including logging any automated adjustments or permitting manual adjustment or corrective action without a field technician having to physically travel to the NOC facility or to the remote site.  Authorized operators can drill down through the Axess software screens in real time and observe what is taking place with any individual device or system and make management and control adjustments as required at the site.

An important “value add” of the Statmon solution is the preemption of failure at remote sites while simultaneously optimizing the performance of the entire network economically.  Any Network downtime typically has a mission critical or direct financial impact on the customers’ top line revenue generation, operating profit and the all important customer experience or satisfaction.  The ROI and investment payback periods relative to the purchase cost of the Statmon solution compared to the operators loss of revenue or the real costs of being “off the air” typically are highly attractive.  Advertisers do not pay for commercials that do not go to air or demand expensive make good air time. Mobile device and cell phone users are expecting higher levels of customer experience and are quick to switch service providers if the cell sites in their area are constantly down or dropping connections. Geographically, the Statmon Platform streamlines the network engineering work flow and remote site field trips and maintenance process, reducing operating and outsourcing costs and facilitating the reallocation of resources with economics.  The Statmon solution can dramatically facilitate the green policies being implemented by all levels of corporate and government entities.   Architecturally designed as a universal “Manager of Technologies” application or platform, wide scale network operations, regardless of disparate equipment brands or incompatible technologies deployed at a NOC or remote site, can automatically interact with each other while being managed from a single point of control or “dashboard” style computer or smart phone screen.  In real time, proactive alarm systems report up northbound to a NOC or designated wireless device for appropriate attention or action. Adjusting the HVAC, monitoring the health of the uninterrupted power supply and diesel generator including the level of  fuel in the diesel tank, as well as proactive disaster recovery actions, emergency power management, and redundancy are all proactive management capabilities of the Statmon Platform. The Statmon solution will keep remote sites operating independently even when part or the entire entire network are down, automatically bringing the remote site back on line when network operations are restored.

Telecommunications infrastructure and high speed networks in both developed and developing countries around the world are being aggressively upgraded to meet the growing subscriber demand for communication services and new applications/features.  In developing countries, wireless networks provide an affordable alternative to the more expensive hardwire or landline infrastructure.  Notable are the third generation, or 3G, wireless and infrastructure transmission networks which are being upgraded to handle the rapid call traffic increases, wireless high speed broadband and convergence of digital media delivery and additional data services for the wireless and IPTV fiber markets. Cable systems are offering telecommunication and high speed broadband services to their customers and upgrading their networks including deploying Statmon’s proprietary “Accurate” Local People Meter monitoring platform which interfaces with directly with Nielsen for market research purposes. Statmon’s unique RF (radio frequency) background and knowhow in the mainstream media broadcast industry places us in a strategic position to provide high end solutions for the enhanced telecommunications networks offering video and enriched multimedia content.

The marketing and distribution of our products is primarily facilitated by third party sales channel partners, value added resellers, black label and original equipment manufacturer collaborations (“Channel Partners” or “Strategic Partners”). Channel Partners are developed and managed by an internal business development team and supported by a direct sales and engineering support force.  We have a history as an innovative technology leader for remote site facilities management, transmission remote control and monitoring in the traditional television, radio, satellite and cable broadcast industries. The traditional network television market is undergoing a resurgence of activity and reformatting as the digital and high definition (“HD”) television, cable and satellite delivery systems realign their operating and business models post the analog switchover including offering additional digital channels that individually focus on HD programming, continuous news coverage and weather reporting, sports and special interest coverage. Now that analog broadcasting has officially been turned off the digital HD network broadcast operations are being streamlined or rationalized with central casting, regional hubs and unmanned remote site transmission operations. The traditional radio markets are retrofitting to multi band digital transmission in order to remain competitive with satellite radio, mobile TV, multimedia and music content direct to cell phone or mobile device offerings for automobiles, trucks, public transport and the military.

Between 2006 and 2010 wireless telecommunications technology leader Qualcomm, Incorporated, through its wholly owned subsidiaries MediaFLO Technologies Inc., and FLO TV Inc., constructed from scratch, a national high speed broadcast transmission network on relocated spectrum acquired from the Federal government for a approximately $900 million. Statmon’s Axess and related products were installed to control and monitor 527 transmission sites from the San Diego based NOC.  The FLO TV transmission network was designed to provide up to 25 channels of live television and video content directly to the AT&T and Verizon cell phone subscriber base as well as the automotive mobile TV subscriber markets through Ford Motor Co., Chrysler and General Motors Corp OEM agreements.

On October 5, 2010, Qualcomm announced they were discontinuing all transmission of their FLO TV mobile TV service, direct to the consumer including AT&T and Verizon wireless subscribers.  Qualcomm simultaneously announced their desire to repurpose the FLO network and they are actively seeking partners in the broadcast TV, cable and wireless carrier telecom markets ideally to utilize the national FLO transmission network to meet the growing imbalance between mobile data supply and the demand for high quality video and print content for richer video user experience. The other possibility is the sale of the spectrum without the network.

Statmon received a 90 day notice of termination of its FLO TV software maintenance services contracts on October 6, 2010.  In the three- and six-months ended September 30, 2010 39% and 21% of our revenues have come from FLO TV.   We expect other existing and new customers in our sales pipelines to mitigate the loss on the FLO TV business which since inception had generated approximately $7,800,000 in sales.

In addition to our core broadcast business we have commenced penetrating and with adequate operating capital are poised to pursue rapid expansion into additional vertical markets, including the wireless telecommunications (cell phone), mobile TV, IPTV over fiber networks, microwave telecommunications, multimedia, gaming, power grid and emergency power management, government infrastructure management, homeland security, military communications, surveillance and other markets where centrally controlled  network management, embedded industrial systems and wide scale remote monitoring and control solutions are being implemented.

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

Our significant clients in the present and in the past include News Corporation – Fox Television, General Electric – NBC Universal & Telemundo Television Networks (in the process of being acquired by Comcast), Time Warner - Turner Broadcast Systems, CNN, Cox Communications; Belo Corp. Television, Qualcomm - FLO TV; CBS Corporation Television and Radio Networks; The Walt Disney Company - ABC Television and Radio Networks; Univision Communications Television and Radio Network,; Australian Government owned Air Services of Australia (the Australian equivalent to the FAA); Tribune Company Television; and Statmon’s current sales channel and integration partners include National TeleConsultants (“NTC”), Comprehensive Technical Group (“CTG”), Sealevel Systems, Cascadiant - InfraCell, Trilithic, Harris Broadcast, Pixelmetrix, Nautel Navigation, BTS Ireland and Sound Broadcast Services, Ltd.

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

For the Three Months Ended September 30, 2010 and 2009

Results From Operations

Revenues - Revenues were $403,927 and $641,032 for the three months ended September 30, 2010 and 2009, respectively. The decrease in revenues of approximately $237,000 is due to a slowdown in revenues associated with FLO TV.  Revenues to FLO TV were 39% and 55% for the three months ended September 30, 2010 and 2009, respectively

Cost of Sales - Cost of sales were $35,796 and $60,388 for the three months ended September 30, 2010 and 2009, respectively. Overall gross profit percentage remained constant at 91% in the three months ended September 30, 2010 compared to September 30, 2009.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,013,496 and $1,069,689 for the three months ended September 30, 2010 and 2009, respectively, a decrease of approximately $56,000.  The decrease in selling, general and administrative expenses is attributed to a decrease in payroll costs of approximately $160,000 which is primarily based on headcount reductions mitigated by an increase of $121,500 in non-cash stock based compensation for investment advisory services.

Other Income/(Expense )- Other Income/(Expense) was $1,090,755 of other income compared to $543,947 of  other income for the three months ended September 30, 2010 and 2009, respectively.  The approximately $547,000  increase can be attributed to a gain on a change in the fair value of derivatives of $1,905,000 and $1,047,000 for the three months ended September 30, 2010 and 2009, respectively.  The increase in the gain is primarily due to the fact that our stock price decreased at a greater percentage during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 which made our outstanding warrants and conversion features less valuable.

Net Income/(Loss) - As a result of the above, for the three months ended September 30, 2010, the Company recorded net income of $445,390 compared to net income of $54,902 for the same period the previous year.

For the Six Months Ended September 30, 2010 and 2009

Results From Operations

Revenues - Revenues were $1,568,203 and $1,171,724 for the six months ended September 30, 2010 and 2009, respectively. The increase in revenues of approximately $396,000 is due to an approximately $875,000 national monitoring solution that was sold in 2010 mitigated by a decrease in revenues of approximately $396,000 associated with FLO TV.

Cost of Sales - Cost of sales were $103,910 and $122,192 for the six months ended September 30, 2010 and 2009, respectively. Overall gross profit percentage increased to 93% in the six months ended September 30, 2010 compared to 90% in the six months ended September 30, 2009 due to an increase, as a percentage of sales, in software sales and support services during the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,936,429 and $2,111,716 for the six months ended September 30, 2010 and 2009, respectively, a decrease of approximately $175,000.  The decrease in selling, general and administrative expenses is attributed to a decrease in payroll costs of approximately $324,000 which is primarily based on headcount reductions mitigated by an increase of $222,750 in non-cash stock based compensation for investment advisory services.

Other Income/(Expense )- Other Income/(Expense) was $2,106,355 of other income compared to $2,449,871 of  other expense for the six months ended September 30, 2010 and 2009, respectively.  The approximately $4,556,000 increase in other income can be attributed to the reduction in interest expense related to a change in fair value of warrants and conversion features granted for ratchet provisions of $5,936,000 which was due to the expense that we incurred in the six months ended September 30, 2009 related to additional warrants and conversion features that we were required to issue due to repricing provisions in our debenture agreements.

We recorded a gain on a change in the fair value of derivatives of $3,529,000 and $5,307,000 for the six months ended September 30, 2010 and 2009, respectively.  This decrease in the gain is primarily due to the fact that our stock price decreased at a lower percentage during the six months ended September 30, 2010 compared to the six months ended September 30, 2009 which made our outstanding warrants and conversion features less valuable.

Net Income/(Loss) - As a result of the above, for the six months ended September 30, 2010, the Company recorded net income of $1,634,219 compared to a net loss of $3,512,055 for the same period the previous year.

Liquidity and Capital Resources

The cash balance was $0 as of September 30, 2010 and 2009.

Net cash used in operating activities was $184,960 and $332,399 for the six months ended September 30, 2010 and 2009, respectively.  The use of cash in 2010 and 2009 is primarily the result of funding the net operating loss of $472,136 (which included non-cash expenses of $226,924) and $1,062,184 (which included non-cash expenses of $23,287) for the six months ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities was $184,960 and $332,600 for the six months ended September 30, 2010 and 2009, respectively.  Net cash provided by financing activities was primarily the result of funding related to Tranche III of the Company’s private placement of such debentures less payments related to Tranche I of the debentures.

As of September 30, 2010, the Company had a working capital deficiency of approximately $8.4 Million including short-term notes payable, convertible notes payable and accrued interest of approximately $3,421,000, net of applicable debt discount of approximately $117,000.  We also have long-term convertible debentures of approximately $226,000, net of an applicable debt discount of approximately $1,082,000.  In addition, the Company is delinquent in remitting accrued compensation and payroll taxes totaling approximately $2,117,000.

On October 15, 2010, the Company received a notice of intent to levy from the Internal Revenue Service against the Company’s assets for approximately $803,000 in connection with delinquent payroll taxes, interest and penalties. The Company has the right to a hearing and is in the process of providing the requested information and documents before the deadline of November 25, 2010. The Company plans to settle or enter into a payment plan to settle the outstanding obligations.

In order to continue its operations through and beyond September 2011, the Company will need to increase revenue, repay or obtain extensions on its existing short-term debt, pay or settle payroll tax obligations and raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of debentures.

There can be no assurance that the Company will be able to raise the capital it requires in this time frame or at all or that it will be able to raise the capital on terms acceptable to it. In addition, there can be no assurances that the Company will be successful in obtaining extensions of its notes, if required or be able to pay amounts due on payroll tax returns. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, pursue bridge financing, negotiate with suppliers for a reduction of debt through issuance of stock, and/or seek to raise equity through the sale of its common stock. At this time management cannot assess the likelihood of achieving these objectives. If the Company is unable to achieve these objectives, the Company may be forced to cease its business operations, sell its assets and/or enter into Chapter reorganization proceedings.

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

Going Concern

The Company has incurred net losses of approximately $26.6 million since inception. Additionally, the Company had a net working capital deficiency of approximately $8.4 million at September 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-K for the year ended March 31, 2010, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to correct this material weakness, the Company has hired outside consultants to assist with financial statement preparation and reporting needs and plans to hire internal full-time accounting personnel during fiscal 2011.  We also intend to augment internal accounting personnel with consultants as needed to ensure that management will have adequate resources in order to attain complete reporting of financial information in a timely manner and provide a further level of segregation of financial responsibilities.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended September 30, 2010 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A. Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and September 30, 2010, the Company sold Debentures to investors as follows:

•
The Company issued an additional $896,760 principal amount of the Debentures and received net proceeds of $747,300 related to Tranche III of the private placement of such Debentures. In connection with the Debentures, the Company issued five-year warrants to purchase 3,587,040 shares of common stock at $0.50 per share. The Debentures are convertible into common stock at $0.25 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

(a)	Exhibits
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010	/s/Geoffrey P. Talbot/s/
Name: Geoffrey P. Talbot
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.