Form 10-Q
period 2010-12-31
STATMON TECHNOLOGIES CORP
filed 2011-02-22
CIK 319008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2011
Common Stock, $.01 par value	30,122,176

FORM 10-Q
STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
December 31, 2010

Item 1.  Financial Statements.

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets:
Accounts receivable, net of allowance of $13,813	$146,542	$436,013
Inventories	44,427	39,485
Prepaid expense and other current assets	197,769	77,154
Total Current Assets	388,738	552,652

Property and equipment, net of accumulated depreciation of $258,361 and $211,003, repectively	110,085	157,443
Deferred financing costs, net of accumulated amortization of $0 and $54,157, respectively	-	8,871
Security deposits and other assets	44,793	50,959
Total Assets	$543,616	$769,925
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable (including $450,000 due to a related party), net of debt discount of $0 and $8,034, respectively	$1,101,250	$1,093,216
Convertible notes payable, net of debt discount of $69,148 and $150,345, respectively	1,921,352	2,012,655
Accounts payable	1,467,057	1,275,245
Accrued expenses	153,353	584,230
Accrued compensation and payroll taxes	2,244,901	1,924,210

Interest payable (including $89,329 and $53,713 due to related party, respectively)	507,272	303,749
Deferred revenue	329,714	453,326
Derivative liability	1,376,000	3,885,000
Total Current Liabilities	9,100,899	11,531,631

Long-term Liabilities:
Convertible notes payable, net of debt discount of $918,320 and $609,316, respectively	390,160	192,404
Total Liabilities	9,491,059	11,724,035

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 30,122,176 and 25,745,447 issued and outstanding, respectively	301,222	257,454
Additional paid-in capital	18,057,893	17,068,256
Accumulated deficit	(27,306,558)	(28,279,820)
Total Stockholders' Deficiency	(8,947,443)	(10,954,110)

Total Liabilities and Stockholders' Deficiency	$543,616	$769,925

See accompanying notes to condensed consolidated financial statements (unaudited).

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2010	2009

Revenue	$358,615	$791,646

Cost of Sales	10,828	61,863

Gross Profit	347,787	729,783

Selling, General and Administrative Expenses (including stock-based compensation of $121,500 and $0, repectively)	815,824	871,963

Operating Loss	(468,037)	(142,180)

Other (Income)/Expense:
Interest (including $16,875 and $13,750 to related parties for 2010 and 2009 periods, respectively)	181,527	64,191
Interest expense related to warrants and conversion features issued in association with debt	24,745	2,925
Amortization of debt discount	212,650	384,411
Amortization of deferred financing costs	-	40,331
Gain on change in fair value of derivatives	(226,000)	(281,000)
Total Other (Income)/Expense	192,922	210,858

NET LOSS	$(660,959)	$(353,038)

NET LOSS PER SHARE - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	30,594,366	24,646,892

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(OPERATIONS)
(Unaudited)

	For the Nine Months Ended December 31,
	2010	2009

Revenue	$1,926,819	$1,963,370

Cost of Sales	114,739	184,054

Gross Profit	1,812,080	1,779,316

Selling, General and Administrative Expenses (including stock-based compensation of $344,250 and $34,000, repectively)	2,752,252	2,983,678

Operating Loss	(940,172)	(1,204,362)

Other (Income)/Expense:
Interest (including $48,356 and $41,250 to related parties for 2010 and 2009 periods, respectively)	469,761	161,495
Interest expense related to warrants and conversion features issued in association with debt	685,947	863,300
Interest expense related to change in fair value of warrants and conversion features granted for ratchet provisions	-	5,936,000
Amortization of debt discount	676,987	1,121,629
Amortization of deferred financing costs	8,871	166,305
Gain on change in fair value of derivatives	(3,755,000)	(5,588,000)
Total Other (Income)/Expense	(1,913,434)	2,660,729

NET INCOME/(LOSS)	$973,262	$(3,865,091)

NET INCOME/(LOSS) PER SHARE - Basic	$0.03	$(0.16)

NET INCOME/(LOSS) PER SHARE - Diluted	$0.00	$(0.16)

Weighted Average Number of Common Shares Outstanding - Basic	29,747,576	24,321,988

Weighted Average Number of Common Shares Outstanding - Diluted	42,943,496	24,321,988

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance, April 1, 2010	25,745,447	$257,454	$17,068,256	$(28,279,820)	$(10,954,110)

Issuance of common stock for investment advisory services	1,800,000	18,000	468,000	-	486,000
Issuance of common stock for extension agreement	2,552,729	25,528	509,162	-	534,690
Warrant exercise	24,000	240	-	-	240
Issuance of debt related penalty warrants	-	-	8,475	-	8,475
Reclassification of warrants from liabilities	-	-	4,000	-	4,000
Net Income	-	-	-	973,262	973,262

Balance, December 31, 2010	30,122,176	$301,222	$18,057,893	$(27,306,558)	$(8,947,443)

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$973,262	$(3,865,091)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	47,358	44,708
Interest expense related to warrants and conversion features issued in association with debt and ratchet provisions	685,947	6,799,300
Common stock issued for investment advisory services	344,250	-
Common stock issued for interest	-	33,493
Provision for doubtful accounts	-	10,000
Gain on change in fair value of derivatives	(3,755,000)	(5,588,000)
Amortization of debt discount	676,987	1,121,629
Amortization of deferred financing costs	8,871	166,305
Deferred rent expense	(42,566)	(59,849)
Stock based compensation	-	34,000
Changes in operating assets and liabilities:
Accounts receivable	289,471	(91)
Inventories	(4,942)	104,267
Prepaid expense and other current assets	21,135	(27,567)
Security deposits and other assets	6,166	-
Accounts payable	191,812	233,624
Accrued expenses	92,713	10,000
Accrued compensation and payroll taxes	320,691	572,735
Interest payable	82,417	52,085
Deferred revenue	(123,612)	26,753
NET CASH USED IN OPERATING ACTIVITIES	(185,040)	(331,699)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	747,300	355,000
Proceeds from exercise of warrants	240	1,600
Payments of convertible notes payable	(562,500)	-
Deferred financing costs	-	(24,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	185,040	332,600

NET INCREASE IN CASH	-	901

CASH, BEGINNING OF PERIOD	-	1,000

CASH, END OF PERIOD	$-	$1,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$42,177	$49,297

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended December 31,
	2010	2009
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock to investment advisors	$486,000	$-
Issuance of common stock for extension agreement	$534,690	$-
Reclassification of derivative liability to equity	$4,000	$15,000
Reclassification of warrants to derivative liability	$-	$(107,000)
Cumulative effect of change in accounting principal
on accumulated deficit	$-	$491,006
Cumulative effect of change in accounting principal
on paid in capital	$-	$(2,600,261)
Issuance of common stock for conversion of convertible
debentures	$-	$25,000

See accompanying notes to condensed consolidated financial statements (unaudited)

STATMON TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessary in order to make the financial statements not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES, continued

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the entities included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission.

Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America. The Company has incurred net losses of approximately $27.3 million since inception. Additionally, the Company had a net working capital deficiency of approximately $8.7 million at December 31, 2010.

As of December 31, 2010, the Company has $1,990,500 of Convertible Debentures due before December 31, 2011 of which $1,600,500 is past due. The Company is currently looking for alternatives to extend the due date or to obtain additional financing to settle the outstanding debentures. The Company also has $1,101,250 in unsecured notes payable that are in default and has accrued compensation and payroll tax obligations of $2,244,901 including penalties and interest.

On October 15, 2010, the Company received a notice of intent to levy from the Internal Revenue Service against the Company’s assets for approximately $803,000 in connection with delinquent payroll taxes, interest and penalties. The Company has the right to and has requested a hearing with the Internal Revenue Service which has not yet been scheduled. The Company plans to settle or enter into a payment plan to settle the outstanding obligations. The Company is currently seeking additional financing to settle the outstanding payroll taxes, interest and penalties. If the Company is unable to obtain additional financing or cannot structure a payment plan that it can adhere to, it may be forced to curtail business operations or enter into Chapter reorganization proceedings.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in the Notes below, the Company funded its operations during the nine months ended December 31, 2010 by raising an additional $747,300 of proceeds through the sale of Senior Secured Convertible Debentures. However, $562,500 was raised for the explicit purpose of paying down debentures that came due.

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

Derivative Liability

The Company has estimated the fair value of all outstanding warrants and conversion features which include an implied down-side protection feature. The derivative liabilities are adjusted to fair value at the end of each reporting period. Such fair values were estimated using the Black-Scholes valuation model. Although the Company determined the common stock warrants include an implied down-side protection feature, the Company performed a Monte-Carlo simulation and concluded that the value of the feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity (deficit) or expiration of the warrants.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) updated topic 605 on Revenue Recognition authoritative guidance on revenue recognition that became effective for us beginning April 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software- enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The guidance includes additional disclosure requirements about how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on our financial statements.

1.	BUSINESS DESCRIPTION, GOING CONCERN AND ACCOUNTING POLICIES, continued

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this new guidance did not have a material impact on our financial statements.

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

In connection with the private placement, the investors also initially received warrants (the “Warrants”) to purchase up to 2,583,474 shares of the Company’s common stock, which terminate five years from the closing date (the “Termination Date”) and initially had an exercise price of $1.20 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise. On the Termination Date, the Warrant shall be automatically exercised via cashless exercise. Based on the reduced exercise price of the warrants issued in conjunction with Tranche III (See below), the exercise price of the Warrants was reduced to $0.50 and the investors were issued an additional 3,616,864 warrants based on the terms of the original Tranche I and II agreements.

From April 1, 2009 through December 31, 2010 , the Company issued and sold a portion of the third tranche (“Tranche III”)of debentures in total principal amount of $1,734,480, due two years from the issuance of the securities, under the same debenture facility.  In connection with the private placement, the investors also received warrants to purchase up to 6,937,920 shares of the Company’s common stock, which terminate in five years and have an exercise price of $0.50 per share. Based on the terms of the agreement, the Warrants may also be exercised by means of a cashless exercise.

The initial conversion price (“Initial Conversion Price”) of both Tranche I and Tranche II of Debentures was $0.9824 per share. The conversion price of Tranche III was $0.25. Based on the reduced conversion price of the Debentures issued in conjunction with Tranche III, the conversion prices of the Debentures from Tranches I and II were reduced to $0.25 based on the terms of the original agreement governing their issuance. To record the change in the fair value of the conversion price reduction and the warrant exercise price reduction, the Company recorded a $5,936,000 interest charge which is recorded in “Interest expense related to change in fair value of warrants and conversion features issued in association with debt” on the condensed consolidated statement of operations for the nine months ended December 31, 2009.

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

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

On Tranche I and II, the gross redemption value of $2,538,000 was recorded net of a discount of $2,526,000.  The debt discount consisted of $423,000 related to the original issue discount, $1,815,000 related to the allocated fair value of the warrants, $1,323,000 relates to the beneficial conversion feature of the note reduced by deemed interest of $1,035,000 due to the fact that the proceeds in some of the issuances were less than the fair value issued in the transaction.  The debt discount is charged to interest expense ratably over the life of the loan. During the nine months ended December 31, 2010 and 2009, the Company amortized $150,345 and $951,575 respectively of debt discount related to Tranches I and II.

The gross proceeds of $1,734,480 related to Tranche III were recorded net of a discount of $1,734,480. The debt discount consisted of $289,080 related to the original issue discount, $2,174,000 related to the fair value of the warrants and $1,010,000 related to the fair value of the conversion feature of the note reduced by $1,738,600 of deemed interest that was expensed immediately. During the nine months ended December 31, 2010 and 2009, the Company amortized $518,608 and $135,531 respectively of debt discount related to Tranche III.

The derivative liabilities were valued using the Black-Scholes model with the following assumptions.

	December 31,	Tranche III	March 31,	Tranche I & II
	2010	Inception	2010	Inception
Conversion Feature:
Risk-free interest rate	0.29%	0.88%-1.26%	0.43%	2.0% -4.25%
Expected volatility	201.70%	154.9%-192.4%	176.79%	106.7%-112.0%
Expected life (in years)	0.25-1.75	2.00	0.02-2.00	2.00
Expected dividend yield	-	-	-	-

Warrants:
Risk-free interest rate	1.02%-2.01%	1.74%-2.75%	1.65%-2.60%	0.50%-2.50%
Expected volatility	201.70%	154.9%-192.4%	176.79%	105.1%-155.1%
Expected life (in years)	2.18-4.75	5.00	2.93-5.0	5.00
Expected dividend yield	-	-	-	-

Under additional provisions of the securities purchase agreements related to such Debentures, the Company was required to meet certain revenue minimums in fiscal year 2009 which were not met. Based on not meeting the revenue minimums, the Company was required to issue to each investor, on a pro-rata basis, additional warrants (the “Additional Warrants”) to purchase up to, in the aggregate, 676,800 shares of the Company’s common stock related to Tranches I and II. The Additional Warrants are in the same form as the Warrants described above, have a term of exercise equal to five (5) years following their issuance, and shall have an exercise price of $0.01 per share. During the year ended March 31, 2010, The Company has issued 400,000 and 276,800 penalty warrants to the debenture holders in Tranche I and Tranche II, respectively related to this penalty. The fair value of these warrants is $124,743 based on a Black Scholes model and The Company recorded this penalty during the year ended March 31, 2009 as that is the period when the revenue shortfall occurred. The Company also failed to meet revenue minimums in Fiscal 2010 and 2011 and is required to issue to certain Tranche III investors 399,072 penalty warrants valued at $64,000, respectively based on a Black Scholes model. The Company recorded $38,000 of this penalty during the year ended March 31, 2010 and $26,000 during the nine months ended December 31, 2010 as that is the period when the revenue shortfalls occurred. Additional Tranche III holders have similar provisions to receive up to 280,320 similar warrants if the Company fails to meet revenue minimums twelve month periods through June 30, 2011.

2.	SENIOR SECURED ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITIES, continued

On March 5, 2010, $1,125,000 of Tranche I debentures became due. We entered negotiations with the Tranche I holders and obtained an extension to May 31, 2010 by issuing 1,341,665 shares of our common stock as an extension fee. The common stock was valued at $0.29 and we recorded $389,082 related to this issuance as interest expense in the year ended March 31, 2010. On July 30, 2010, $562,500 was paid to the holders of the debentures that became due on May 31, 2010. On November 16, 2010, we received a demand for repayment notice from the holders of the Tranche I debentures for their outstanding balance of $612,266 which includes principal and interest as of November 16, 2010. The Company is in the process of raising additional capital through the issuance of additional debentures to settle the remaining balance.

During the six months ended September 30, 2010, $1,038,000 of Tranche II debentures became due. We have an obligation to issue to the Tranche II holders extension shares as an extension fee on the same terms as Tranche I. We have issued 1,211,064 shares of common stock to the Tranche II holders. We have valued the shares at $145,608 based on the market value of the shares on their effective date and have recorded the charge in interest expense during the nine months ended December 31, 2010. We have not yet settled these debentures and the Company is in the process of raising additional capital through the issuance of additional debentures to settle the remaining balance.

The gross amount of maturities under the Secured Senior Secured Original Issue Discount Convertible Debentures (not netted to include the debt discount and assuming that the debenture is not converted into common stock) is $1,990,500 and $1,308,480 for the twelve months ended December 31, 2011 and 2012, respectively.

3.	NOTES PAYABLE

Notes payable at December 31, 2010 and March 31, 2010 consist of the following:

		As of
		December 31, 2010	March 31, 2010

Notes Payable - Delis - related party	[a]	$200,000	$200,000
Notes Payable - various	[b]	401,250	401,250
Senior Subordinated Notes Payable - Thieme Consulting, Inc. - related party	[c]	250,000	250,000
Senior Subordinated Notes Payable, net of debt discount of $0 and $8,034, respectively	[d]	250,000	241,966

Short-Term Notes Payable		$1,101,250	$1,093,216

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

3.	NOTES PAYABLE, continued

The Company is negotiating an extension or conversion to shares of common stock that would supersede such extension agreement subject to approval from the majority of the secured debenture holders. There can be no assurance that it will be able to obtain such an extension or approval from the majority of the debenture holders.  This note is secured by a second lien on all of the assets of the Company.  During the nine months ended December 31, 2010, the Company has incurred $22,500 of interest expense related to this note.

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

At December 31, 2010, all these notes are in default, plus interest of $280,323. Upon default, most notes accrue interest at 15% per annum and provide for the issuance of monthly warrants, exercisable at the same price as the original warrants granted with the unit, as a penalty until the repayment of the notes in full. The Company accrued $43,913 of interest and granted 67,500 penalty warrants, valued at $8,475 related to such notes during the nine months ended December 31, 2010. The Company will continue to grant 7,500 penalty warrants per month related to such notes in default until the notes are repaid.

[c]
An existing note in the amount of $250,000 matured and on March 5, 2008, the Company entered into a new promissory note with Thieme Consulting, Inc. for $250,000. This new note is subordinated to the Debentures described in Note 2 above. In consideration for entering into the new note and subordinating its first security position, the Company repaid all of the accrued interest due on the October 2001 notes of $243,896. The new note had a maturity date of June 4, 2010 and accrued interest of 10% during the life of the loan and now bears interest at 15% per annum after the due date of the note. The Company is presently in discussions to extend the due date of the note. During the nine months ended December 31, 2010, the Company has incurred $25,856 of interest expense related to this note and at December 31, 2010, the Company has accrued $77,980 of interest due on this note.

[d]
An existing note in the amount of $250,000 matured and on March 5, 2008, the Company entered into a new promissory note with a secured promissory note holder. This new note is subordinated to the notes in Note 2 above. In consideration for entering into the new note, the Company converted all of the accrued interest due on the August 2004 note of $125,445 into shares of restricted common stock at $1.00 per share, issued 703,871 shares of restricted common stock in exchange for 1,759,676 warrants and issued a new warrant to purchase 250,000 shares of common stock exercisable for a five-year term at $1.20 per share which expires on March 5, 2013.  The new note had a maturity date of June 4, 2010 and accrued interest at 10% during the life of the note and now bears interest at 15% per annum after the due date of the note. The Company is presently in discussions to extend the due date of the note. During the nine months ended December 31, 2010, the Company has incurred $21,396 of interest expense related to this note and at December 31, 2010, the Company has accrued $21,396 of interest due on this note.

4.	STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2010, the Company issued 1,800,000 shares of common stock valued at $0.27 for financial advisory services. The term of the agreement is for one year beginning April 15, 2010 and the Company recorded the fair value of the common stock issued for future consulting services as a prepaid expense and is charging as expense over the life of the contract. The expense related to this agreement is $121,500 and $344,250 for the three and nine months ended December 31, 2010, respectively. The Company also issued 1,341,665 shares of common stock valued at $0.29 as an extension fee to Tranche I holders to extend the due date of their debentures from March 5, 2010 to May 31, 2010. We recorded this expense as interest expense during the three months ended March 31, 2010. The Company also issued 1,211,064 shares of common stock valued between $0.06 and $0.15 as an extension fee to the Tranche II holders to extend the due date of their debentures. We recorded $145,607 as interest expense during the nine months ended December 31, 2010. The Company also issued 24,000 shares of common stock to a Tranche II debenture holders upon the exercise of $0.01 penalty warrants.

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

The Company has recorded charges of approximately $1,073,000 for additional compensation (including penalties and interest) on behalf of the Chief Executive Officer and the Chief Technology Officer should the Company be challenged by the taxing authorities and it is determined their position is without merit.

In addition, the Company was delinquent in filing certain of its payroll returns (including the remittance of taxes) totaling approximately $1,172,000 which includes payroll taxes, related penalties and interest computed through December 31, 2010. The Company filed all delinquent tax returns on July 7, 2010 and is current with its payroll tax filings to date but is not current in remitting payroll taxes due and consequently may be subject to additional interest and penalties.

On October 15, 2010, we received a notice of an intent to levy and the right to a hearing from the Internal Revenue Service against the Company’s assets for approximately $803,000. We exercised our right to a hearing which has not yet been scheduled. At that hearing, we intend to settle or enter into a payment plan to settle our outstanding obligations.

[b] Product Liability Insurance - The manufacture and sale of the Company’s products involve the risk of product liability claims. The Company does not carry product liability insurance. Pursuant to its software licensing agreements and contracts, the Company makes every effort to limit any product liability to the dollar value of the transaction, however, a successful claim brought against the Company could require it to pay substantial damages and result in harm to the Company’s business reputation, remove its products from the market or otherwise adversely affect its business and operations.

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

Liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Conversion Features	$-	$-	$315,000	$315,000
Warrant liability	$-	$-	$1,061,000	$1,061,000
	$-	$-	$1,376,000	$1,376,000

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liabilities consist of derivative liabilities associated with the debentures and warrants that contain exercise price reset provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended December 31, 2010.

6.	FAIR VALUE MEASUREMENTS, continued

	Conversion	Warrant
	Feature	Liability	Total
Balance April, 1, 2010	$1,445,000	$2,440,000	$3,885,000
Total realized/unrealized (gains) or losses
Included in other income (expense)	(1,688,000)	(2,067,000)	(3,755,000)
Purchases, issuances or settlements	558,000	688,000	1,246,000
Transfers in and /or out of Level 3	-	-	-
Balance December 31, 2010	$315,000	$1,061,000	$1,376,000

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

The Company’s computation of weighted average per share includes 891,872 and 516,800 shares exercisable at $0.01 per share at December 31, 2010 and 2009, respectively.

There is no computation of diluted loss per share for the three months ended December 31, 2010 and 2009 because the computation would reduce net loss per share for those periods. The following tables set forth the components used in the computation of basic and diluted income per share for the nine months ended December 31, 2010 and 2009:

7.	NET INCOME/LOSS PER SHARE, continued

	2010*	2009**
Numerator:
Net Income/(Loss)	$973,262	$(3,865,091)
Amortization of debt discount	676,987	-
(Gain)/Loss in change in value of conversion features	(1,688,000)
Net Loss attributable to common stockholders	$(37,751)	$(3,865,091)

Denominator:
Weighted average common shares outstanding, basic	29,747,576	24,321,988
Common shares issued upon conversion of debentures	13,195,920	-
Weighted average common shares outstanding, diluted	42,943,496	24,321,988

Net Income/(Loss) per share - Basic	$0.03	$(0.16)
Net Income/(Loss) per share - Diluted	$0.00	$(0.16)

* Potential common shares of 16,296,456 were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

** Potential common shares of 26,534,698 (outstanding warrants that can be exercised into 14,778,698 shares of common stock and outstanding convertible debentures that can converted into 11,756,000 shares of common stock) were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive or would not effect on net income/(loss) per share.

8.	CUSTOMER CONCENTRATION

The Company sold a substantial portion of its product and services to four customers, News Corp, FLO TV, Turner Studios and the State of Maryland during the nine months ended December 31, 2010 and 2009. Sales to these customers were approximately 45%, 25%, 2% and 1% of total sales, respectively for the nine months ended December 31, 2010 and 0%, 54%, 14% and 12% of total sales, respectively for the nine months ended December 31, 2009. Sales to these customers were approximately 0%, 43%, 10% and 0% of total sales, respectively for the three months ended December 31, 2010 and 0%, 40%, 34% and 0% of total sales, respectively for the three months ended December 31, 2009.

Accounts receivable balance for these customers was approximately $18,000, $0, $0 and $0, respectively at December 31, 2010 and $0, $112,000, $0 and $0, respectively at December 31, 2009.

On October 5, 2010, Qualcomm announced they were discontinuing the selling of their FLO TV mobile TV direct-to-the-consumer devices and expected to end the transmission to AT&T and Verizon subscribers in March 2011. On October 6, 2010, we received a 90 day notice terminating our FLO TV software maintenance and services agreement. On December 20, 2010, Qualcomm announced that AT&T has agreed to purchase the FLO spectrum to provide an advanced broadband experience to AT&T customers. In this transition period we expect that sales supporting the spectrum will be minimal if any.

9.	RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred. Research and development expenditures were approximately $913,000 and $953,000 for the nine months ended December 31, 2010 and 2009, respectively. Research and development expenditures were approximately $276,000 and $287,000 for the three months ended December 31, 2010 and 2009, respectively.

10.	SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon that evaluation, the Company didn’t identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

On October 5, 2010, Qualcomm announced they were discontinuing the selling of their FLO TV mobile TV direct-to-the-consumer devices and expected to end the transmission to AT&T and Verizon subscribers in March 2011.  On December 20, 2010, Qualcomm announced that AT&T has agreed to purchase the FLO spectrum to provide an advanced broadband experience to AT&T customers to meet the growing imbalance between mobile data supply and the demand for high quality video and print content for richer video user experience.

Statmon received a 90 day notice of termination of its FLO TV software maintenance services contracts on October 6, 2010. In the three- and nine-months ended December 31, 2010 25% and 43% of our revenues have come from FLO TV.  We expect other existing and new customers in our sales pipelines to mitigate the loss on the FLO TV business which since inception had generated approximately $7,800,000 in sales.

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

For the Three Months Ended December 31, 2010 and 2009

Results From Operations
Revenues - Revenues were $358,615 and $791,646 for the three months ended December 31, 2010 and 2009, respectively. The decrease in revenues of approximately $433,000 is due to a reduction in revenues associated with FLO TV and Turner Studios. The reduction is the FLO TV revenue is due to their decision to sell their spectrum and exit the mobile TV business. The reduction in sales to Turner Studios was due to the timing of their internal projects. Revenues to FLO TV were 43% and 40% for the three months ended December 31, 2010 and 2009, respectively and revenues to Turner Studios were 10% and 43% for the three months ended December 31, 2010 and 2009, respectively.

Cost of Sales - Cost of sales were $10,828 and $61,863 for the three months ended December 31, 2010 and 2009, respectively. Overall gross profit percentage increased to 97% in the three months ended December 31, 2010 compared to 92% in the three months ended December 31, 2009 due to an increase, as a percentage of sales, in software sales and support services during the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $815,824 and $871,963 for the three months ended December 31, 2010 and 2009, respectively, a decrease of approximately $56,000.  The decrease in selling, general and administrative expenses is attributed to a decrease in payroll and product consulting costs of approximately $130,000 which is primarily based on headcount reductions and travel costs of approximately $20,000 mitigated by an increase of $121,500 in non-cash stock based compensation for investment advisory services.

Other Income/(Expense )- Other Income/(Expense) was $192,922 of other expense compared to $210,858 of other expense for the three months ended December 31, 2010 and 2009, respectively. The approximately $18,000 decrease can be attributed to decrease in the amortization of debt discount of approximately $172,000 due to the debt discount related to the Tranche I and II financing being fully amortized in during the three months ended December 31, 2010 and the Tranche I and II amortization amounted to $318,000 during the three months ended December 31, 2009. This decrease is mitigated by a decrease in the gain on a change in the fair value of derivatives of $226,000 and $281,000 for the three months ended December 31, 2010 and 2009, respectively. The decrease in the gain is primarily due to the fact that our stock price decreased at a lower percentage during the three months ended December 31, 2010 compared to the three months ended December 31, 2009 which made our outstanding warrants and conversion features less valuable.

Net Income/(Loss) - As a result of the above, for the three months ended December 31, 2010, the Company recorded a net loss of $660,959 compared to a net loss of $353,038 for the same period the previous year.

For the Nine Months Ended December 31, 2010 and 2009

Results From Operations

Revenues - Revenues were $1,926,819 and $1,963,370 for the nine months ended December 31, 2010 and 2009, respectively. The decrease in revenues of approximately $37,000 is due to an approximately $875,000 national monitoring solution that was sold in 2010 mitigated by a decrease in revenues of approximately $571,000 associated with FLO TV due to their decision to sell their spectrum and exit the mobile TV business as well as decreases in revenues of $235,000 and $204,000 associated with Turner Studios and the State of Maryland due to the timing of their internal projects .

Cost of Sales - Cost of sales were $114,739 and $184,054 for the nine months ended December 31, 2010 and 2009, respectively. Overall gross profit percentage increased to 94% in the nine months ended December 31, 2010 compared to 91% in the nine months ended December 31, 2009 due to an increase, as a percentage of sales, in software sales and support services during the period.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,752,252 and $2,983,678 for the nine months ended December 31, 2010 and 2009, respectively, a decrease of approximately $231,000.  The decrease in selling, general and administrative expenses is attributed to a decrease in payroll costs of approximately $490,000 which is primarily based on headcount reductions mitigated by an increase of $344,250 in non-cash stock based compensation for investment advisory services.

Other Income/(Expense )- Other Income/(Expense) was $1,913,433 of other income compared to $2,660,729 of other expense for the nine months ended December 31, 2010 and 2009, respectively. The approximately $4,574,000 increase in other income can be attributed to the reduction in interest expense related to a change in fair value of warrants and conversion features granted for ratchet provisions of $5,936,000 which was due to the expense that we incurred in the nine months ended December 31, 2009 related to additional warrants and conversion features that we were required to issue due to repricing provisions in our debenture agreements.

We recorded a gain on a change in the fair value of derivatives of $3,755,000 and $5,588,000 for the nine months ended December 31, 2010 and 2009, respectively. This decrease in the gain is primarily due to the fact that our stock price decreased at a lower percentage during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 which made our outstanding warrants and conversion features less valuable.

Net Income/(Loss) - As a result of the above, for the nine months ended December 31, 2010, the Company recorded net income of $973,262 compared to a net loss of $3,865,091 for the same period the previous year.

Liquidity and Capital Resources

The cash balance was $0 and $1,901 as of December 31, 2010 and 2009.

Net cash used in operating activities was $185,040 and $331,699 for the nine months ended December 31, 2010 and 2009, respectively. The use of cash in 2010 and 2009 is primarily the result of funding the net operating loss of $940,172 (which included non-cash expenses of $349,042) and $1,204,362 (which included non-cash expenses of $18,859) for the nine months ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $185,040 and $332,600 for the nine months ended December 31, 2010 and 2009, respectively.  Net cash provided by financing activities was primarily the result of funding related to Tranche III of the Company’s private placement of such debentures less payments related to Tranche I of the debentures.

As of December 31, 2010, the Company had a working capital deficiency of approximately $8.7 Million including short-term notes payable, convertible notes payable and accrued interest of approximately $3,529,000, net of applicable debt discount of approximately $69,000. We also have long-term convertible debentures of approximately $390,000, net of an applicable debt discount of approximately $918,000. In addition, the Company is delinquent in remitting accrued compensation and payroll taxes totaling approximately $2,245,000.

On October 15, 2010, the Company received a notice of intent to levy from the Internal Revenue Service against the Company’s assets for approximately $803,000 in connection with delinquent payroll taxes, interest and penalties. The Company has the right to and has requested a hearing with the Internal Revenue Service which has not yet been scheduled. The Company plans to settle or enter into a payment plan to settle the outstanding obligations. The Company is currently seeking additional financing to settle the outstanding payroll taxes, interest and penalties.

In order to continue its operations through and beyond December 2011, the Company will need to increase revenue, repay or obtain extensions on its existing short-term debt, pay or settle payroll tax obligations and raise additional working capital through the sale of debt or equity securities in addition to the completion of its placement of debentures.

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

Going Concern

The Company has incurred net losses of approximately $27.3 million since inception. Additionally, the Company had a net working capital deficiency of approximately $8.7 million at December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Primarily as a result of its recurring losses and its lack of liquidity, the Company has received a report from its independent registered public accountants, included with its annual report on Form 10-K for the year ended March 31, 2010, that included an explanatory paragraph describing the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls Over Financial Reporting

There were no changes to the internal controls during the quarter ended December 31, 2010 that have materially affected or that are reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A. Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1 and December 31, 2010, the Company sold Debentures to investors as follows:

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

Date: February 22, 2011	/s/Geoffrey P. Talbot/s/
	Name:	Geoffrey P. Talbot
	Title:	Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Geoffrey P. Talbot, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.